Form 10-K
period 2012-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2012-04-02
CIK 803014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-35303
 _______________________________________________
COMVERSE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
 _______________________________________________

New York	13-3238402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Seventh Avenue New York, New York	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 212-739-1000
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	The NASDAQ Stock Market, LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
 _______________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2011 (the last business day of the registrant’s second fiscal quarter) was approximately $1,113,000,000, based on a per share price of $7.50 (the closing sale price on such date). For purposes of this calculation, executive officers, directors and greater than 10% beneficial owners of the registrant were assumed to be affiliates. However, such assumption should not be deemed to be a determination that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 218,952,687 shares of the registrant’s common stock outstanding on March 15, 2012.
 _______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed under Regulation 14A within 120 days of the end of the registrant's fiscal year ended January 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.
 _______________________________________________
COMVERSE, the COMVERSE logo, COMVERSE TECHNOLOGY, COMVERSE ONE, COMVERSE EXPO, COMVERSE HUB, KENAN, NETCENTREX, IPCENTREX and MAKING YOUR NETWORK SMARTER are our trademarks and service marks. VERINT, ACTIONABLE INTELLIGENCE, INTELLIGENCE IN ACTION, IMPACT 360, WITNESS, VERINT VERIFIED, VOVICI, GMT, AUDIOLOG, ENTERPRISE INTELLIGENCE SOLUTIONS, SECURITY INTELLIGENCE SOLUTIONS, VOICE OF THE CUSTOMER ANALYTICS, NEXTIVA, EDGEVR, RELIANT, VANTAGE, STAR-GATE, ENGAGE, CYBERVISION, FOCALINFO, SUNTECH, and VIGIA are trademarks or registered trademarks of our majority-owned subsidiary, Verint Systems Inc. or its subsidiaries. STARHOME, the STARHOME logo, WELCOME SMS, INTELLIGENT CALL ASSISTANT, INTELLIGENT PREFERRED NETWORK, ROAMESSAGE, ROAMINGMATE and OMNYX are trademarks and service marks of our majority-owned subsidiary, Starhome B.V. or its subsidiaries.

DEFINITIONS
In this Annual Report on Form 10-K (or Annual Report):

•	CTI means Comverse Technology, Inc., excluding its subsidiaries;

•	Comverse, Inc. means Comverse, Inc., CTI’s wholly-owned subsidiary, excluding its subsidiaries;

•	Comverse means Comverse, Inc, including its subsidiaries;

•	Verint Systems means Verint Systems Inc., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Verint means Verint Systems, including its subsidiaries;

•	Ulticom, Inc. means Ulticom, Inc., CTI’s majority-owned subsidiary prior to its sale on December 3, 2010, excluding its subsidiaries;

•	Ulticom means Ulticom, Inc., including its subsidiaries;

•	Starhome B.V. means Starhome B.V., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Starhome means Starhome B.V., including its subsidiaries;

•	we, us, our, our company and similar expressions mean CTI, including its subsidiaries; and

•	fiscal 2011 and fiscal 2010 mean the fiscal years ended January 31, 2012 and 2011, respectively.

i

FORWARD-LOOKING STATEMENTS
Certain statements appearing in Item 1, “Business,” Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Annual Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•
the risk of diminishment in our capital resources as a result of, among other things, future negative cash flows from operations at Comverse, the continued incurrence of professional fees by CTI and Comverse in connection with the filing by CTI of periodic reports under the federal securities laws and the remediation of material weaknesses in internal control over financial reporting and the costs associated with the proposed distribution by CTI of 100% of the shares of Comverse, Inc. to CTI shareholders on a pro rata basis (referred to as the Comverse share distribution);

•
the risk that if Comverse BSS customer solution order activity does not increase, Comverse's revenue and profitability would likely be materially adversely affected and we may be required to implement further cost reduction measures to preserve or enhance our cash position;

•
risks related to the implementation of Comverse's strategy to expand its BSS business and pursue primarily higher margin VAS projects that resulted and may continue to result in lower VAS revenue, which may not be offset by increases in BSS revenue, if any;

•
Comverse's advanced offerings may not be widely adopted by existing and potential customers and increases in revenue from Comverse's advanced offerings, if any, may not exceed or fully offset potential declines in revenue from traditional solutions;

•	the potential loss of business opportunities due to continued concern on the part of customers and partners, about our financial condition;

•
the difficulty in predicting quarterly and annual operating results as a result of the high percentage of orders typically generated late in the fiscal quarter and in the fiscal year, lengthy and variable sales cycles, competitive bidding process required by customers, focus on large customers and installations and short delivery windows required by customers;

•
the effects of any potential decline or weakness in the global economy (due to among other things, the downgrade of the U.S. credit rating and European sovereign debt crisis) on the telecommunications industry, which may result in reduced information technology (or IT) spending and reduced demand for our subsidiaries’ products and services;

•
risks associated with the proposed Comverse share distribution, including, the potential harm to our business as a result of management's distraction from our business due to our efforts to complete the Comverse share distribution, the incurrence of expenses in connection therewith in excess of our expectations, and the risks that if the Comverse share distribution is completed, each of CTI and Comverse will be smaller companies that may be subject to increased instability, our share price may decline if there are excessive sales of our stock by shareholders that invested in our company because of our holdings in Comverse and, prior to any elimination of the CTI holding company structure, our dependence on Comverse's performance of various transition services agreements necessary for our ongoing operations;

•
the risk that we will not be able to complete the proposed Comverse share distribution due to our inability to satisfy the requisite conditions thereto, including, among others, receipt of Board and shareholder approval, completion of review process of the related registration statement by the Securities and Exchange Commission (or the SEC) and, if required, a favorable ruling from the Internal Revenue Service (or the IRS);

•
the risk that, if CTI ceases to maintain a majority of the voting power of Verint Systems’ outstanding equity securities and ceases to maintain control over Verint’s operations, it may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements and, in such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal year covered by this Annual Report;

•	the continuation of material weaknesses or the discovery of additional material weaknesses in our internal control over financial reporting and any delay in the implementation of remedial measures;

•	the risk of disruption in the credit and capital markets which may limit our ability to access capital;

•	rapidly changing technology in our subsidiaries’ industries and our subsidiaries’ ability to enhance existing products and develop and market new products;

•
our subsidiaries’ dependence on contracts for large systems and large installations for a significant portion of their sales and operating results, including, among other things, the lengthy, complex and highly competitive bidding and selection process, the difficulty predicting their ability to obtain particular contracts and the timing and scope of these opportunities;

•
the deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order could materially and adversely affect our results of operations in any fiscal period, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales;

•
the potential incurrence by our subsidiaries of penalties if their solutions develop operational problems and significant costs to correct previously undetected operational problems in their complex solutions;

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

•	we may need to recognize future impairment of goodwill and intangible assets;

•
risks associated with significant foreign operations and international sales, including the impact of geopolitical, economic and military conditions in foreign countries, conducting operations in countries with a history of corruption, entering into transactions with foreign governments and ensuring compliance with laws that prohibit improper payments;

•	potential adverse fluctuations of currency exchange rates;

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

•
risks associated with Verint's significant leverage resulting from its current debt position, including Verint's ability to maintain compliance with the leverage ratio covenant, limitations imposed by covenants, fluctuations in interest rates and Verint's ability to maintain its credit ratings;

•	the ability of Verint to pay its indebtedness as it becomes due or refinance its indebtedness as well as comply with the financial and other restrictive covenants contained therein;

•	risks that Verint may be unable to maintain and enhance relationships with key resellers, partner and system integrators;

•	risks associated with a significant amount of Verint's business coming from domestic and foreign government customers, including the ability to maintain security clearances for certain projects;

•	risks associated with the mishandling or perceived mishandling by Verint of sensitive or confidential information, security lapses, or with information technology system failures or disruptions; and

•	Verint’s ability to receive or retain necessary export licenses or authorizations.
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

PART I

ITEM 1.	BUSINESS
Overview
Corporate Structure
CTI is a holding company and conducts business through its subsidiaries, principally, its wholly-owned subsidiary, Comverse, Inc., and its majority-owned subsidiaries, Verint Systems and Starhome B.V.
As of March 15, 2012, CTI held 41.8% of the outstanding shares of Verint Systems' common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock), giving CTI aggregate beneficial ownership of 54.5% of Verint Systems' common stock. The common stock of Verint Systems is publicly-traded on the NASDAQ stock exchange (NASDAQ Global Market) under the symbol “VRNT” and Verint Systems files separate periodic and current reports with the SEC, which are available on its website, www.verint.com, and on the SEC's website at www.sec.gov.
As of March 15, 2012, CTI held 66.5% of Starhome B.V., a privately-held company.
Comverse Share Distribution
As previously disclosed, CTI intends to distribute 100% of the shares of Comverse, Inc. to CTI's shareholders on a pro rata basis (referred to as the Comverse share distribution). CTI is currently exploring, and expects to finalize and announce, the structure that will result in the most efficient method of distribution. The Comverse share distribution is expected to occur in the second half of the fiscal year ending January 31, 2013. In addition, CTI is exploring alternatives to eliminate its holding company structure either simultaneous with or shortly after the distribution of the Comverse, Inc. shares. The Comverse share distribution is subject to a number of conditions, including final approval of the transaction by CTI's Board, filings with, and the completion of a review process by, the SEC, the approval of CTI shareholders and final approval of certain material agreements by the boards of each of CTI and Comverse. The Comverse share distribution may also be conditioned upon receipt of a favorable ruling from the IRS regarding certain tax aspects of the distribution.
Upon completion of the proposed Comverse share distribution and prior to the effect of any transaction that would eliminate the CTI holding company structure, CTI shareholders at the time of the distribution would continue to hold their equity in CTI as well as own 100% of the equity of Comverse, Inc.
Verint Strategic Alternative Exploration
As previously disclosed, CTI is exploring options to maximize the value of its equity interests in Verint for the benefit of the shareholders of both CTI and Verint. The ultimate execution of any alternative will take into account a number of considerations, including, without limitation, tax efficiency and, depending upon the circumstances, the separate recommendation of Verint's directors who are not directors or officers of CTI.
Changes in Reportable Segments
During the fiscal year ended January 31, 2012, we changed our reportable segments. Our reportable segments now consist of Comverse BSS, Comverse VAS, and Verint. The results of operations of all of our other operations are included in the column captioned “All Other” as part of our business segment presentation. For more information, see notes 1 and 23 to the consolidated financial statements included in Item 15 of this Annual Report.
Other Information
CTI's common stock is traded on the NASDAQ stock exchange (NASDAQ Global Select Market) under the symbol “CMVT.” CTI was incorporated in the State of New York in October 1984. CTI's principal executive offices are located at 810 Seventh Avenue, New York, New York 10019 and its telephone number at that location is (212) 739-1000.
CTI's Internet address is www.cmvt.com. The information contained on CTI's website is not included as a part of, or incorporated by reference into, this Annual Report. CTI makes available, free of charge, on its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to such reports filed or furnished pursuant to Section 13(a), 14 or 15(d) of the Exchange Act, as soon as reasonably practicable after CTI has electronically filed such material with, or furnished such material to, the SEC.
Comverse
Comverse is a leading provider of software-based products, systems and related services that:

•	provide converged, prepaid and postpaid billing and active customer management systems (referred to as

Business Support Systems or BSS) for wireless, wireline and cable network operators delivering a value proposition designed to ensure timely and efficient service monetization, consistent customer experience, reduced complexity and cost, and enable real-time marketing based on all relevant customer profile information;

•
enable wireless and wireline (including cable) network-based Value-Added Services (or VAS), comprised of two categories—Voice and Messaging—that include voicemail, visual voicemail, call completion, short messaging service (or SMS) text messaging (or texting), multimedia picture and video messaging, and Internet Protocol (or IP) communications; and

•	provide wireless users with optimized access to Internet websites, content and applications, manage and enforce policy and generate data usage and revenue for wireless operators.
Comverse's products and services are used by more than 450 wireless, wireline and cable network communication service provider customers in more than 125 countries, including the majority of the world's 100 largest wireless network operators. Comverse's products and services are designed to generate voice and data network traffic, increase revenue and customer loyalty, monetize services and improve operational efficiency.
Phase II Business Transformation
During the second half of the fiscal year ended January 31, 2011, we commenced certain initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, significantly reducing its annualized operating costs. During the fiscal year ended January 31, 2012, Comverse implemented a second phase of measures (referred to as the Phase II Business Transformation) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse's leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus.
As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. Comverse's business units consist of the following:

•
BSS, which conducts Comverse's converged, prepaid and postpaid billing and active customer management systems business and includes groups engaged in product management, professional services, research and development and product sales support;

•
VAS, which conducts Comverse's value-added services business and includes groups engaged in VAS delivery, voice product research and development, messaging product research and development and product sales support; and

•
Mobile Internet (or Comverse MI), which is responsible for Comverse's mobile Internet products and includes groups engaged in product management, solution engineering, delivery, research and development and product sales support.

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
Products
Comverse's software-based products, systems and related services enhance wireless, wireline and cable networks both for end users and the carriers themselves. For end users, Comverse makes use of the knowledge regarding the end user acquired throughout the network to provide an enhanced, intuitive and personalized experience to the end user to access a broad array of services. For carriers, the enhanced end user experience is expected to result in greater customer loyalty, lower customer churn and higher adoption of new services to support average revenue per user (or ARPU) levels. By leveraging the unique and valuable end user information residing in their networks, carriers can take advantage of a key strategic strength as they compete with other carriers and new entrants such as Internet-based competitors. Comverse expresses this leadership capability with the branded phrase “Making Your Network Smarter.”
Comverse's portfolio is comprised of the following product categories:
Comverse BSS
Communication service providers typically rely on third-party software vendors to provide the back-end billing solutions for their subscribers' usage as well as front-end services to support customers through call centers, online and through other channels. Billing is divided into three categories depending on subscriber usage and services: prepaid, postpaid or converged. Prepaid billing is utilized when a subscriber purchases credit in advance of service use. Postpaid billing is provided when a subscriber enters into a long-term billing arrangement with a communication service provider and is billed after the fact according to their use at the end of each period. Converged billing is a solution that enables management of multiple services for operators, including payment for prepaid and postpaid subscribers across fixed and mobile communication, broadband, TV and other emerging services. As communication service providers expand their services, we expect that the converged billing market will grow rapidly.
Comverse's BSS solutions enable its customers to: (i) introduce new products quickly, (ii) charge for a broad range of services or content delivered over their networks, (iii) perform real-time marketing to take advantage of more opportunities for upselling, cross-selling and supporting higher ARPU levels and (iv) automate sales and marketing activities. In addition, the solution is designed to accommodate the customer's growth or business model changes through the ability to add functionality over time.
Comverse ONE Billing and Active Customer Management Solution
Comverse ONE Billing and Active Customer Management solution is differentiated in the market through its single-system approach to BSS convergence. Communication, e-commerce and content service providers require a strong BSS foundation to ensure timely, accurate billing and fee collection, and a high level of overall customer care and satisfaction.
The Comverse ONE Billing and Active Customer Management solution is a single product that provides billing and customer relationship management (or CRM) for communication service providers. The solution can be deployed in various ways to meet the specific needs of communication service providers. Deployment modes include:

•
Comverse ONE Converged Billing and Active Customer Management solution, which can support a combination of real-time prepaid charging, postpaid billing, and converged (hybrid) charging on a single platform and provides subscriber management;

•	Comverse ONE Real-Time Billing for prepaid billing;

•	Comverse ONE Online & Converged Charging to bring real-time charging to customers' existing postpaid billing systems; and

•	Comverse ONE Postpaid Billing and Active Customer Management solution for postpaid billing and subscriber management.
The Comverse ONE Billing and Active Customer Management solution provides comprehensive BSS functionality, including real-time rating, charging, promotions and session control for both prepaid and postpaid subscribers, mediation and content partner settlements, roaming support, sales force automation, campaign management, case and interaction management, customer self-service and order management, and converged billing for hybrid prepaid/postpaid wireless and triple play/quad play (wireless/wireline telephone/Internet/TV) services.
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
The Comverse ONE Billing and Active Customer Management solution is based on an architecture that features a single data model, a single product catalog, and an open application program interface framework. This solution is developed as a single code set, providing communication service providers with the ability to use one system to manage all subscriber accounts consistently, regardless of payment or service type. Comverse's single system, product-based architecture also provides superior future expansion flexibility, lower total cost of ownership, and faster time-to-market for new services, plans and campaigns, relative to multiple disparate billing systems, or highly customized billing systems from professional services-

oriented vendors.
Comverse ONE is designed to support all aspects of convergence: network, service (such as, wireless, wireline, PayTV and content) and payment (such as prepaid, postpaid and hybrid). In addition, Comverse ONE is designed to bridge network and IT infrastructures by providing end-to-end flows and flexible technology and business models. In addition, it provides communication service providers with the benefit of lower operating expenses through simplification due to fewer systems and data duplications, virtualization and a unified platform manager.
Comverse Value-Added Services Solutions
Communication service providers engage external software vendors to provide the gateways to facilitate mobile Value-Added Services, including voice and messaging. Voice solutions include voicemail, call completion and visual voicemail. Messaging solutions include SMS services, messaging gateway and Multimedia Messaging Service (or MMS). IP, middleware and applications provide the transition from traditional voice and messaging to the next generation of messaging services over IP-based fourth generation (or 4G) networks. As communication service providers upgrade to these 4G networks, middleware and application services are expected to drive significant growth in the overall market.
Comverse VAS products and services enhance operators' service offerings to end users, reduce operating expenses and assist operators in capturing a key position in the changing industry value-chain by permitting them to leverage their unique assets to provide new product and service offerings to their end users.
Comverse Value-Added Services 3.0 consists of the following:

•	Comverse Voice
Comverse Voice enables the following services:

•
Comverse Next-Generation Voicemail provides call answering functionality to telecom users, ensures a higher level of call completion and returned calls for wireless and wireline network operators and thereby often generates additional minutes of use. Comverse Next-Generation Voicemail leverages multimedia platforms through Comverse's Videomail solution and is designed to support Mobile Advertising, thereby creating new revenue opportunities from existing network traffic. Voicemail is offered by most of the world's wireless network operators as part of a bundled package of communication services and is offered by wireline network operators on a more limited basis and often for an additional fee.

•
Visual Voicemail provides users with a visual inbox user interface for more convenient and appealing message management, including address book integration for “record-and-send” one-to-one and one-to-many voice messaging. Visual Voicemail continues to be launched in a number of networks and its deployment corresponds to the continued proliferation of “smartphones.” Popularized by the iPhone, Visual Voicemail has been launched by many iPhone carriers and a number of additional smartphone carriers. Communication service providers are expected to continue launching next generation visual voicemail given the continued proliferation of “smartphones” and their ability to offer enhanced visual experiences to users.

•
Call Completion services notify users of missed inbound calls via text message, offer convenient one-touch call return functionality, and notify callers when previously unavailable parties become available to accept calls. These services increase the likelihood that call attempts ultimately result in a successful connection, and thereby often result in additional minutes of use. In addition, these services are designed to integrate with mobile advertising solutions to offer communication service providers with advertising channels.

•	Comverse Messaging
Comverse Messaging enables the following services:

•
Short Message Service Center (or SMSC) and Messaging Router enable texting which is used for an expanding range of purposes, including person-to-person messaging, televoting, application-to-person messaging such as information and entertainment alerts, and social network-based messaging, such as Twitter updates. Texting has achieved mass market mobile end user adoption levels, and is currently one of the world's most popular wireless enhanced services.

•	Messaging Gateway provides a secure and managed multi-channel entry point into the operator's network for external messaging content and applications, user-generated content and social networking.

•
Multimedia Messaging Service Center (or MMSC) enables the sharing and messaging of pictures and video over wireless networks, including person-to-person and application-to-person multimedia messaging. These services have become feasible and more functional with the proliferation of next-generation networks and

“smartphones” thereby making them potentially more attractive to a greater number of subscribers. For example, the growth in mobile camera-phones and video recorder phones has led to an increase in MMS-based picture and video messaging adoption and traffic.

•
Converged Messaging leverages the multi-channel, multi-screen and cross-device user experience. It is designed to offer full IP Multimedia Subsystem/Long-Term Evolution (or IMS/LTE) compatibility to facilitate a smooth transition to future networks. In addition, Converged Messaging enables presentation and management of messages of various types, including voice, text, email, picture, and video, in a single consolidated visual user interface. Converged Messaging can also leverage social networking and community-building features, such as address books, presence and location awareness, further promoting subscriber satisfaction and loyalty, while driving network usage and revenue.

Next Generation VAS Solutions
We believe that communication service providers will transition their network infrastructure and attached systems to IP as part of their efforts to reduce cost and provide next generation services. As new network technology, such as 4G LTE, is deployed, communication service providers are seeking to take advantage of its cost and flexibility potential by converting their traffic from traditional SS7 signaling to newer IP. We expect that IP system deployments will continue for the next few years and believe that during this time, communication service providers will operate both SS7 and IP systems.
We believe that through the adoption of IP messaging, communication service providers can expand their addressable market with emerging IP device types, such as e-readers, tablets and machine-to-machine devices, and can allow users to connect with social networks, reaching more devices, generating more traffic, and creating opportunities for providing a broader range of services.
Comverse intends to meet the needs of its communication service provider customers in respect of this VAS IP transition by:

•	Leveraging customers' existing installed systems of messaging and voicemail equipment so that it works efficiently with new IP networks; and

•	Gradually deploying “all-IP” VAS infrastructure that can support both messaging and voicemail in a highly efficient and scalable manner.
As part of the implementation of its strategy to leverage customers' existing installed systems, Comverse has developed a Service Enablement Middleware (or SEM) solution that, in addition to supporting Comverse's existing equipment, is compatible with communication service providers' existing equipment and systems installed by other vendors. Comverse SEM is designed to securely externalize communication service providers' messaging and related assets, such as SMSCs, MMSCs, voicemail, videomail, location services, network-based address book, and BSS/OSS (Operations Support Systems), to third-party application developers. Through Comverse SEM's open Application Programming Interfaces (or APIs), third parties, such as healthcare providers, advertisers, publishers, government agencies, financial institutions and other enterprises, can more easily develop applications that use network assets, while allowing communication service providers to maintain control over each application's policy, flow, capacity, and subscriber usage. Comverse SEM also allows communications service providers to offer converged communications services, such as visual voicemail on Facebook, and converged messaging and social inbox, which collects messages from all network and Internet-based messaging sources, and displays them all in a single inbox.
The SEM solution is designed to allow legacy equipment to function in an IP-like manner that supports advanced functions, such as visual voicemail, multi-party chat and a broad range of third party applications that we believe are rapidly growing. The SEM solution serves as a connectivity layer bridging service interoperability between next-generation smartphones and legacy feature phones, providing common service delivery and access to subscribers who use multiple devices (such as laptops, tablets, smartphones and feature phones), and allowing legacy feature phone users to access advanced internet-based applications, such as social networking.
In addition, to meet the needs of customers seeking to deploy next generation all-IP capabilities, Comverse is currently engaged in the development of the Comverse IP Messaging solution and deployments are anticipated in the fiscal year ending January 31, 2013. Comverse IP Messaging uses Internet Protocol as a common infrastructure for messaging, while allowing interconnectivity and interoperability between next-generation 4G LTE networks and existing legacy network resources through the Comverse SEM Solution. Comverse IP Messaging is designed to enable advanced services such as Converged Messaging with an address book synchronized with social networks, group communication and chat, threaded messaging, and multimedia file sharing within messaging conversations.
Comverse Mobile Internet
Comverse's mobile Internet solutions enable wireless users with optimized access to mobile Internet websites, content and applications, and generate data usage and revenue for wireless operators. These solutions enhance the mobile user Internet experience and help wireless network operators leverage their unique assets beyond connectivity, adapting content for each handset type, providing traffic control and optimization, content filtering, and advanced charging and monitoring.
Comverse's mobile Internet solutions control and manage traffic generated by a wide range of mobile devices, such as smartphones, tablets and laptops. Comverse MI offers wireless operators a comprehensive solution comprised of Enforcement, Central Policy Management, and Broadband Data Charging services.

•
Enforcement Services. Comverse Mobile Internet's Enforcement Services are designed to improve wireless operators' mobile broadband traffic management, monetization and network control, utilizing advanced Deep Packet Inspection (or DPI) technology, maximize network utilization and enhance the user experience. These services include Traffic Management & Optimization, Mobile Browsing & Streaming, and Content Adaptation & Filtering solutions. Comverse's Traffic Management & Optimization solution includes Video Optimization designed to provide wireless operators with the end-to-end intelligence needed for efficient delivery of video traffic. The solution allows wireless operators to reduce data volume and response time, enhance the subscriber experience and provide a set of policies and tariffs.

•
Central Policy Management. Comverse Mobile Internet's Central Policy Management facilitates definition of complex policies and data plans, supporting wireless operators' efforts to increase data revenues and enhance network control. This solution makes real-time policy decisions based on information retrieved from multiple data sources, including session, transaction, device, subscriber database, billing servers and network and subscriber intelligence received from the mobile analytics service described below. This solution also uses DPI to facilitate cross-service decision making, and can also instruct the DPI to change its local policies based on external network and subscriber information. In addition, this solution provides wireless operators with mobile analytics with enhanced monitoring and usage analysis capabilities that improve reporting, decision-making and network planning.

•
Broadband Data Charging. Comverse Mobile Internet's Broadband Data Charging supports real-time and near real-time data charging services, providing differentiated charging capabilities for both prepaid and postpaid subscribers. It facilitates smart quota management, contributing both to an enhanced user experience and increased revenue streams.

Comverse Netcentrex IP Enterprise Solutions
Comverse's Netcentrex IP Enterprise solutions resulted from Comverse's acquisition of Netcentrex in May 2006. As part of its commitment to its customers, Netcentrex is providing, and is expected to continue to provide, maintenance, support and certain other services to address the ongoing needs of its existing customer base.
Service and Support
Comverse has a strong commitment to provide high quality managed and support services to its customers. As part of the Phase II Business Transformation, Comverse created Comverse GLS, which provides customer post-delivery services, including managed services, and includes groups engaged in support services for Comverse's BSS, VAS and mobile Internet solutions, services sales and product management.
Comverse is committed to the service and support of its customers because of the critical functionalities performed by its solutions, and customers' need for high system performance and availability and minimum system interruptions. The principal business objectives of Comverse GLS are to:

•	build and strengthen long-term partnerships with customers, provide high-quality maintenance and ongoing support; and

•	maximize customer performance by enabling customers to fully utilize the potential of their Comverse solutions through a suite of managed services.
Maintenance and Support Services
Through its service and support organization, Comverse leverages its product knowledge, broad industry expertise, and field-tested methodologies to efficiently maintain Comverse solutions within various markets and operational environments and provides a continuous approach to service.
These services are delivered globally through centralized centers of expertise and local support professionals. This service category includes:

•	Software Support Services: Post-deployment support, including 24-hours a day seven days a week call center and online support and maintenance releases;

•	Hardware Support Services: For selected products, associated hardware support services, including spare parts inventory management service; and

•
Proactive Maintenance: Specialized preventive maintenance activities designed to enhance communication service providers' operational performance, including system health-check audits and continuous engineering activities.

Comverse offers levels of maintenance and services packages, with varying levels of access to a Technical Assistance Center hotline for remote support, committed response times for critical maintenance and support issues, hardware repair and replacement, and other proactive tools and a la carte support services to address the needs of its customers.
Comverse offers up to a one year limited warranty on all products and offers broader warranty and service coverage in certain cases.
Managed Services
As part of the implementation of Comverse's business strategy and its commitment to its customers, Comverse GLS provides communication service providers with a suite of managed services that cover Comverse's BSS, VAS and mobile Internet solutions. This service category includes:

•
Business Processes Outsourcing Services: Manage and operate customers' Comverse solutions to allow customers to leverage Comverse's expertise and maximize the operational performance and utilization of their Comverse systems;

•
Applications Management Services: These services are designed to assist communication service providers to maintain, operate and enhance their business applications, as well as develop new applications in an orderly manner, while attaining high performance and satisfaction. These services include applications enhancements, subject matter expert services, release and program management, integration management and testing services.

•
Infrastructure Management Services: Comverse service experts manage customers' various environments (such as production, test, disaster recovery and development site), conduct systems health-checks and maintain Comverse's solutions through its System Care Service; and

•	Professional Resourcing: Short-term and long-term engagements of experts, often at clients' sites.
Training Services
Comverse provides training services primarily (i) in its facilities in Wakefield, Massachusetts and Tel Aviv, Israel and (ii) on site at customers' facilities.
Markets
Comverse's products help its communication service provider customers generate and monetize billable traffic, usage, subscription and other service-related fees. Comverse's products are designed to:

•	generate carrier voice and data network traffic and revenue;

•	improve ARPU;

•	strengthen end user satisfaction and loyalty by promoting retention and minimizing customer churn;

•	monetize services through timely and accurate rating, charging, mediation and billing; and

•	improve operational efficiency to reduce service provider network operating costs.
Comverse markets its product and service portfolio primarily to communication service providers, such as wireless and wireline network operators, cable operators and content service providers. Comverse's product and service portfolio generates fees for its customers on a subscription, pay-per-usage or advertising-supported basis.
Comverse's entire portfolio of software, systems and related services has been designed and packaged to meet the capacity, reliability, availability, scalability and maintainability, and the network and operations, maintenance, administration, and provisioning interfaces and physical requirements of large telecommunications network operators. Comverse's products support flexible deployment models, including in-network, hosted and managed services, and can run on circuit-switched, IP, IMS, and converged network environments. The systems are offered in a variety of sizes and configurations, and are available with redundancy of critical components, so that no single failure will interrupt the service.
Traditionally, communication service providers derived their revenue almost exclusively through voice calling. Voice telephony services, however, have become increasingly commoditized, and this trend has led service providers to seek new sources of revenue and service differentiation, by offering messaging, data, content and other value-added enhanced services and by improving the overall end user experience, through superior relationship management and service.

Sales and Marketing
Comverse markets its products throughout the world, primarily through its own direct sales force, and also in cooperation with a number of partners in specified markets. These partners include systems integrators, telecommunications infrastructure suppliers and independent sales representatives.
Comverse's sales force is deployed globally. Account management teams are supported by product sales experts from the business units and solution architects, who collaborate to specify Comverse solutions to fit the needs of its current and prospective customers.
Comverse also provides customers with marketing consultation, seminars and materials designed to assist them in marketing value-added enhanced communication services, and further undertakes an ongoing role supporting their business and market planning processes. These services are designed to promote the successful launch, execution, and end user adoption of Comverse-enabled applications to stimulate ongoing service provider customer capacity expansion orders.
Customers
Comverse markets its product portfolio primarily to communication service providers, such as wireless and wireline network operators, cable operators and content service providers. More than 450 service providers in more than 125 countries, including a majority of the 100 largest wireless network operators in the world, have selected Comverse's products.
For the fiscal year ended January 31, 2012, a single customer accounted for approximately 13% of Comverse BSS's revenue. For the fiscal year ended January 31, 2010, another customer accounted for approximately 10% of Comverse BSS's revenue. No other customer individually accounted for more than 10% of Comverse BSS's revenue for any of the fiscal years ended January 31, 2012, 2011 or 2010.
For the fiscal year ended January 31, 2011 and 2010, a single customer accounted for approximately 22% and 13% of Comverse VAS's revenue, respectively. No other customer individually accounted for more than 10% of Comverse VAS's revenue for any of the fiscal years ended January 31, 2012, 2011 or 2010.
Competition
The market for Comverse's converged, prepaid and postpaid, messaging and voice value-added services, mobile Internet and IP communication solutions is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary competitors are suppliers of turnkey systems and software, and indirect competitors that supply certain components to systems integrators. Many of Comverse's competitors specialize in a subset of Comverse's portfolio of products. Competitors in Comverse BSS include, Amdocs, Convergys, CSG Systems, Ericsson, HP, Huawei, Nokia Siemens Networks, Oracle and ZTE. Competitors in Comverse VAS include, Acision, Alcatel-Lucent, Convergys, Ericsson, HP, Huawei, Mavenir, Movius, NEC, Nokia Siemens Networks, Openwave, Oracle, Tecnotree, Unisys and ZTE. Competitors in Comverse MI include Amdocs, Ericsson, Huawei, Nokia Siemens Network, Openet, Openwave and ZTE. Competitors of Comverse that manufacture other network telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing, or have previously purchased, other compatible network equipment from such manufacturers.
Participants in the BSS market have traditionally provided postpaid only (IT-based) BSS solutions, or in-network-based prepaid/real-time systems. In recent years, the BSS market has changed to require market participants to offer converged BSS solutions to address the evolving needs of communication service providers. In addition, due to the increased use of data in connection with the deployment of smartphones and other devices, such as tablets, BSS solutions are now focused on data monetization. Generally, Comverse's competitors offer multi-system solutions for convergence while Comverse offers a unified BSS solution to address both prepaid and postpaid, as well as combined (converged) accounts. We believe that Comverse's unified BSS solution, which is designed to lower total cost of ownership and facilitate faster time to launch new services, plans and campaigns, is superior to the multi-system solutions offered by Comverse's competitors. In addition, Comverse offers a subscriber-based approach to data monetization by linking Comverse ONE with its Comverse mobile Internet solutions. However, communication service providers may not acknowledge the benefits of Comverse's BSS and mobile Internet solutions and elect to purchase alternative solutions offered by its competitors. In addition, competitors may develop internally or acquire BSS and mobile Internet solutions that could allow them to offer unified solutions, which may result in a decline in our competitive position and market share.
In the VAS market, wireless subscriber preferences have changed in recent years as consumers transitioned to alternative messaging applications, such as SMS text messaging, in part as a substitute for voicemail usage, and increased use of data in connection with the deployment of smartphones and other devices, such as tablets. This transition resulted in intensified competition due to the change in Comverse's business mix from the voicemail product line, in which Comverse continues to hold a leading market position, to other applications and products in which Comverse is continuing to face significant competitive challenges as part of its efforts to increase market share. In addition, Comverse faces increasing competition from changing technologies that may provide alternatives to its products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Facebook, Google, Yahoo or Hotmail, to access, among other things, instant messaging and electronic mail free of charge rather than use wireless carriers' service offerings.
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
Manufacturing and Sources of Supplies
Comverse's manufacturing operations consist primarily of installing its software on externally purchased hardware components and final assembly and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies and systems. Comverse primarily uses third parties to perform modules and subsystem assembly, component testing and sheet metal fabrication. These manufacturing operations are performed primarily in the United States, Israel, France, Germany, Hong Kong, Japan, Russia and The Netherlands.
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
Backlog
As of January 31, 2012 and 2011, Comverse had a backlog of approximately $982 million and $1,173 million, respectively. Approximately 55% of Comverse's backlog as of January 31, 2012 is not expected to be filled in the fiscal year ending January 31, 2013. Comverse defines “backlog” as projected revenue from signed orders not yet recognized, excluding revenue from maintenance agreements. Orders constituting backlog may be reduced, cancelled or deferred by customers. Approximately $20 million of the decline in backlog is attributable to order cancellations by customers due to project cancellations and project size reductions.
Verint
Verint is a global leader in Actionable Intelligence solutions and value-added services. Verint's solutions enable organizations of all sizes to make more timely and effective decisions to improve enterprise performance and enhance safety. More than 10,000 organizations in over 150 countries—including more than 85% of the Fortune 100—use Verint's Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video and unstructured text.
In the enterprise intelligence market, Verint's workforce optimization and voice of the customer solutions help organizations enhance customer service operations in contact centers, branches and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, Verint's communications and cyber intelligence, video and situation intelligence and public safety solutions help government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.

Products
Verint Enterprise and Security Intelligence Solutions
Verint delivers its Actionable Intelligence solutions to the enterprise intelligence and security intelligence markets across a wide range of industries, including financial services, retail, healthcare, telecommunications, law enforcement, government, transportation, utilities and critical infrastructure. Much of the information available to organizations in these industries is unstructured, residing in telephone conversations, video streams, Web pages, such as social media sites, customer surveys, email, and other text communications. Verint’s advanced Actionable Intelligence solutions enable its customers to collect and analyze large amounts of both structured and unstructured information in order to make better decisions.
In the enterprise intelligence market, demand for Verint’s Actionable Intelligence solutions is driven by organizations that seek to leverage unstructured information from customer interactions and other customer-related data in order to optimize the performance of their customer service operations, improve the customer experience, and enhance compliance. In the security intelligence market, demand for Verint’s Actionable Intelligence solutions is driven by organizations that seek to distill intelligence from a wide range of unstructured and structured information sources in order to detect, investigate, and neutralize security threats.
Verint’s Actionable Intelligence solutions portfolio is primarily comprised of the following products:
Enterprise Intelligence Solutions
Verint is a leading provider of enterprise intelligence software and services. Verint’s solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, facilitating compliance and enhancing products and services. Verint markets these solutions primarily under the Impact 360 brand to contact center, back-office, and branch and remote office operations, to other customer facing-departments, such as sales and marketing that also seek to distill insights from the voice of their customers, and to public safety centers.
Verint's portfolio of Enterprise Intelligence offering includes the following solutions:

•
Quality Monitoring, which records multimedia interactions based on user-defined business rules and provides sophisticated interaction assessment functionality, including intelligent evaluation forms and automatic delivery of calls for evaluation according to quotas or contact-related criteria, to help enterprises evaluate and improve the performance of customer service staff;

•
Full-Time and Compliance Recording, which provides contact center recording for compliance, sales verification, and monitoring in IP, traditional time-division multiplexing (or TDM), and mixed telephony environments. This solution includes encryption capabilities to help support the Payment Card Industry Data Security Standard and other regulatory requirements for protecting sensitive data;

•
Workforce Management, which helps enterprises forecast staffing requirements, deploy the appropriate level of resources, and evaluate the productivity of their customer service staff. This solution includes optional strategic planning capabilities to help determine optimal hiring plans;

•
Voice of the Customer Analytics (Speech, Text and Enterprise Feedback Management), including speech analytics solutions, which analyze call content for the purpose of proactively identifying business trends, building effective cost containment and customer service strategies, and enhancing quality monitoring programs; text analytics, which analyze structured and unstructured data in multiple text sources, including email, chat sessions, blogs, contact center notes, white mail, survey comments, and social media channels, to provide enterprises with a better understanding of customer sentiment, corporate image, competitors, and other market factors for more effective decision making; and Verint's enterprise feedback management solutions, which provide enterprise-wide customer feedback capabilities via surveys and online communities, to centralize and simplify survey management, deployment, and analysis across multiple survey platforms, including Interactive Voice Response, email, social media and mobile devices. These solutions provide a more holistic view of customer sentiments, experiences, and behaviors to enable better decisions for increasing customer satisfaction, loyalty, and value.

•
Performance Management, which provides a comprehensive view of key performance indicators (or KPIs), with performance scorecards and reports on customer interactions, customer experience trends, and contact center, back-office, branch, remote office, and customer service staff performance;

•
eLearning and Coaching, which enables enterprises to deliver Web-based training to customer service staff desktops, including learning clips created from recordings and other customized materials targeted to staff needs and competencies. Automated coaching also provides employees with personalized guidance on how to improve their performance and extend their skills;

•
Desktop and Process Analytics, which captures information from customer service employee interactions with their desktop applications to provide insights into productivity, training issues, process adherence, and bottlenecks;

•
Workforce Optimization and Voice of the Customer for Small-to-Medium Sized Businesses (or SMB), which is designed for smaller companies (with contact centers) that increasingly face the same business requirements as their larger competitors. This solution enables companies of all sizes to boost productivity, reduce attrition, capture and evaluate interactions, and satisfy compliance and risk management requirements in a cost-effective way. Offered on a single, consolidated server with simplified installation and maintenance; and

•
Public Safety, which includes quality assurance, forecasting and scheduling, speech analytics, performance scorecards, citizen surveys, incident investigation and analytics and full-time and compliance recording solutions under the brand Impact 360 for Public Safety Powered by Audiolog. Verint's public safety solution allows first responders (police, fire departments, emergency medical services, etc.) in the security intelligence market to deploy workforce optimization solutions to record, manage, and act on incoming assistance requests and related data.

Video and Situation Intelligence Solutions
Verint is a leading provider of networked IP video solutions and a provider of situation intelligence solutions designed to optimize security and enhance operations. Marketed under the Nextiva brand, Verint's networked IP video portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video solutions without discarding their investments in analog Closed Circuit Television (or CCTV) technology. Verint's situation intelligence solutions enable organizations to view, correlate, and analyze information from various stand-alone systems and sensors. This portfolio includes:

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

•
Video Analytics, which analyze video content to automatically detect anomalies and activities of interest, such as perimeter intrusion, unattended objects, camera tampering, and vehicles moving in the wrong direction. This solution also includes industry-specific analytics applications focused on the behavior of people in retail and other environments;

•
Network Video Recorders, which perform networked video recording utilizing secure, embedded operating systems and market-specific data integrations for applications that require local storage, as well as remote networking; and

•
Physical Security Information Management (Situation Intelligence), which captures and integrates information from various stand-alone security and public safety systems, such as access control, video, intrusion, fire and public safety, first responder, and other mobile device systems, to enable efficient information correlation and analysis and rapid, rules-based alerts and actions.

Verint's Video Intelligence solutions are deployed across a wide range of industries, including banking, retail, critical infrastructure, government, corporate campuses, education, airports, seaports, public transportation, and homeland security. Verint's video solutions include certain video analytics and data integrations specifically optimized for these industries. For example, its public transportation solution includes global positioning system (or GPS) integrations, its retail solution includes point of sale integrations and retail traffic analytics, its banking solution includes automated teller machine (or ATM) integrations, and its critical infrastructure solution includes video analytics for detecting suspicious events and command and control integrations.
Communications and Cyber Intelligence Solutions
Verint is a leading provider of communications intelligence solutions and a developer of cyber intelligence solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats and detect and thwart cyber attacks. Verint’s solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. These solutions can be deployed stand-alone or collectively, as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions. Marketed under the

RELIANT, VANTAGE, STAR-GATE, ENGAGE, FOCALINFO and CYBERVISION brand names, these solutions include:

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

•
Open Source Web Intelligence, which increases the productivity and efficiency of investigations in which the Internet is the primary source of information. These solutions feature advanced data collection, text analysis, data enrichment, advanced analytics, and a clearly defined investigative workflow on a scalable platform;

•
Tactical Communications Intelligence, which provides portable communications interception and location tracking capabilities for local use or integration with centralized monitoring systems, to support tactical field operations; and

•	Cyber Intelligence, which is designed to provide network-based cyber security, including malware detection capabilities for high-speed networks, for national cyber protection organizations.
Markets
Verint has established leadership positions in both the enterprise intelligence and security intelligence markets by leveraging its core competency in developing highly scalable, enterprise-class solutions with advanced, integrated analytics for both unstructured and structured information.
The Enterprise Intelligence Market and Trends
Verint believes that customer service is viewed more strategically than in the past, particularly by organizations whose interactions with customers regarding sales and services take place primarily through contact center, back-office, and branch operations. Consistent with this trend, Verint believes that organizations seek workforce optimization and voice of the customer solutions that enable them to better understand customer expectations, preferences, and sentiments in order to strengthen customer relationships, efficiently manage their workforce and customer service operations across the enterprise, and strike the right balance among driving sales, managing operating costs, and delivering the optimal customer experience.
In order to make better decisions to achieve these goals, Verint believes that organizations increasingly seek to leverage valuable data collected from customer interactions and associated operational activities and that using the voice of the customer to drive operational excellence has become a strategic objective for organizations worldwide. However, customer service applications have traditionally been deployed as stand-alone applications, which prevented information from being shared and analyzed across multiple/related applications. These solutions also lacked functionality for analyzing unstructured and structured information, such as the content of phone calls, email, Web chat, customer surveys and social media sites. As a result, organizations historically based their customer service-related business decisions on a fraction of the information available to them.
Verint believes that customer-centric organizations today seek to gain a holistic view of the customer experience and the effectiveness of their customer service operations through unified, innovative workforce optimization solutions and a voice of the customer analytical platform delivered by a single vendor.
Verint believes that the key business and technology trends driving demand for workforce optimization and voice of the customer solutions include:

•
Integration of Enterprise Intelligence Solutions. Verint believes that organizations increasingly seek a unified enterprise intelligence suite that includes call recording and quality monitoring, voice of the customer analytics (speech, text and enterprise feedback management), workforce management, performance management, eLearning, and coaching, as well as pre-defined business integrations. Such a unified enterprise intelligence suite can provide business and financial benefits, create a foundation for continuous improvement through a closed loop feedback process, and improve collaboration among various functions throughout the enterprise. Additionally, by deploying an integrated enterprise intelligence suite with a single, unified graphical user interface and common database, enterprises can achieve lower cost of ownership, reduce hardware costs, simplify system administration and streamline implementation and training. An integrated enterprise intelligence suite also enables enterprises to interact with a single vendor for sales and service and helps ensure seamless integration and update of all solutions.

•
Greater Insight through Voice of the Customer Analytics. Verint believes that customer-centric organizations are increasingly interested in deploying sophisticated and more comprehensive voice of the customer analytics (such as speech, text and enterprise feedback management) to gain a better understanding of the customer experience, workforce performance, and the factors underlying business trends. Although enterprises have historically captured customer interactions, most were able to extract intelligence only by manually analyzing each customer interaction individually, which generally could be done for only a small percentage of interactions. Today, voice of the customer analytics solutions have evolved to analyze and categorize customer interactions automatically through voice, email, Web chat, customer surveys and social media in order to detect patterns and trends that significantly impact the business. These solutions provide a new level of insight into important areas, such as customer satisfaction, customer behavior, customer sentiment, and staff effectiveness, including the underlying cause of business trends in these critical areas.

•
Adoption of Workforce Optimization Across the Enterprise. Workforce optimization solutions have traditionally been deployed in contact centers. However, many customer service employees work in other areas of the enterprise, such as the back-office and branch and remote office locations. Today, Verint believes that certain enterprises show increased interest in deploying certain workforce optimization solutions, such as staff scheduling and desktop and process analytics, outside the contact center to enable the same type of performance measurement that has historically been available in the contact center, with the goal of improving customer service and performance across the enterprise.

The Security Intelligence Market
The Security Intelligence market includes the Networked IP Video and Communications and Cyber Intelligence solutions markets.
The Networked IP Video and Situation Intelligence Market and Trends
Verint believes that terrorism, crime and other security threats around the world are generating increased demand for advanced video and situation intelligence solutions that can help detect threats and prevent security breaches. Verint believes that organizations across a wide range of industries, including public transportation, utilities, ports and airports, government, education, finance, and retail, are interested in broader deployment of video and situation intelligence solutions to increase the safety and security of their facilities, employees, and visitors, improve emergency response, and enhance their investigative capabilities.
Consistent with this trend, the video security market continues to experience a technology transition from relatively passive analog CCTV video systems, which use analog equipment and closed networks and generally provide only basic recording and viewing, to more sophisticated, proactive, network-based IP video systems that use video management software to efficiently collect, manage, and analyze large amounts of video over networks and utilize video analytics. Verint believes this trend, combined with the overall need for improved security by government and commercial organizations globally, is driving interest in both advanced networked IP video intelligence solutions and physical situation information management solutions, which enable organizations to manage and integrate video intelligence with other security system data.
While the security market is evolving to networked IP video solutions, many organizations have already made significant investments in analog technology. Verint’s networked IP video and situation intelligence solutions allow these organizations to cost effectively migrate to networked IP video without discarding their existing analog investments. Designed on an open platform, Verint’s solutions facilitate interoperability with its customers’ business and security systems and with complementary third-party products, such as cameras, video analytics, video management software, command and control systems, and access control systems.
The Communications and Cyber Intelligence Solutions Market and Trends
Verint believes that terrorism, criminal activities, including financial fraud and drug trafficking, cyber attacks and other security threats, combined with an expanding range of communication and information media, are driving demand for innovative security solutions that collect, integrate, and analyze information from voice, video, and data communications, as well as from other sources, such as private and public databases. Verint believes that key trends driving demand for Verint’s Communications Intelligence solutions are:

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

Direct and Indirect Sales
Verint sells its solutions through its direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers (or VARs) and original equipment manufacturer (or OEM) partners. Approximately half of Verint’s sales are made through partners, distributors, resellers, and system integrators.
Each of Verint’s solutions is sold by trained, dedicated, regionally organized direct and indirect sales teams. Verint’s direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with its other channels and sales agents. Verint’s indirect sales teams are focused on developing and supporting relationships with its indirect channels, which provide it with broader market coverage, including access to their customer base, integration services, and presence in certain geographies and vertical markets. Verint’s sales teams are supported by business consultants, solutions specialists, and pre-sales engineers who, during the sales process, determine customer requirements and develop technical responses to those requirements. While Verint sells directly and indirectly in all three of its markets, sales of Verint’s Video Intelligence solutions are primarily indirect, and sales of its Communications Intelligence solutions are primarily direct. See Item 1A, “Risk Factors—Risks Related to Our Businesses and our Industries—If Verint is unable to maintain its relationships with third parties that market and sell its products, its business and ability to grow could be materially adversely affected.”
Customers
Verint’s solutions are used by more than 10,000 organizations in over 150 countries. None of Verint’s customers, including system integrators, VARs, various local, regional and national governments worldwide, and OEM partners, individually accounted for more than 10% of Verint’s revenue for any of the fiscal years ended January 31, 2012, 2011 or 2010.
For the fiscal year ended January 31, 2012, approximately one quarter of Verint’s business was generated from contracts with various governments around the world, including local, regional, and national government agencies. Some of the customer engagements on which Verint works require it to have the necessary security credentials or to participate in the project through an approved legal entity. In addition, because of the unique nature of the terms and conditions associated with government contracts generally, Verint’s government contracts may be subject to renegotiation or termination at the election of the government customer. For a more detailed discussion of the risks associated with Verint’s government customers, see Item 1A, “Risk Factors—Risks Related to our Businesses and our Industries—Verint is dependent on contracts with governments around the world for a significant portion of its revenue. These contracts also expose Verint to additional business risks and compliance obligations” and “Risk Factors—Risks Related to our Businesses and our Industries—Loss of security clearances or political factors may adversely affect Verint's business.”
Customer Services
Verint offers a range of customer services, including implementation, training, consulting, and maintenance, to help its customers maximize their return on investment in Verint's solutions.

Implementation, Training and Consulting
Verint’s solutions are implemented by its service organizations, authorized partners, resellers or customers. Verint’s implementation services include project management, system installation, and commissioning, including integrating Verint solutions with its customers’ environments and third-party solutions. Verint’s training programs are designed to enable its customers to effectively utilize its solutions and to certify its partners to sell, install, and support its solutions. Customer and partner training are provided at the customer site, at Verint’s training centers around the world, or remotely through webinars. Verint’s consulting services are designed to enable its customers to maximize the value of its solutions in their own environments.
Maintenance Support
Verint offers a range of customer maintenance support programs to its customers and resellers, including phone, Web, and email access to technical personnel up to 24-hours a day, seven days a week. Verint’s support programs are designed to ensure long-term, successful use of its solutions. Verint believes that customer support is critical to retaining and expanding its customer base. Verint’s Enterprise Intelligence solutions generally are sold with a warranty of one year for hardware and 90 days for software. Verint’s Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range from 90 days to three years and, in some cases, longer. In addition, Verint’s customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement, upgrades when and if available, and on-site repair or replacement. Currently, the majority of Verint’s maintenance revenue is related to its Enterprise Intelligence solutions.
Competition
Verint faces strong competition in all of its markets and expects that competition will persist and intensify. In its Enterprise Intelligence market, Verint’s competitors include Aspect Software, Inc., Autonomy Corp. (an HP company), Genesys Telecommunications, NICE Systems Ltd. (or NICE), and many smaller companies, which can vary across regions. In Verint’s Video Intelligence market, its competitors include 3VR, American Dynamics (a Tyco business unit), Genetec Inc., March Networks Corporation (who entered into agreement to be acquired by Infinova Ltd.), Milestone Systems A/S, NICE, and Pelco, Inc. (a division of Schneider Electric Limited); divisions of larger companies, including Bosch Security Systems, Cisco Systems, Inc., United Technologies Corp., Honeywell International Inc., and many smaller companies, which can vary across regions. In its Communications Intelligence market, Verint's primary competitors include Aqsacom Inc., ETI (a division of BAE Systems), JSI Telecom, NICE, Pen-Link, Ltd., RCS S.R.I., Rohde & Schwarz, Trovicor, SS8 Networks, Inc., Utimaco (a division of Sophos, Plc), and many smaller companies, which can vary across regions. Some of Verint’s competitors have superior brand recognition and greater financial resources than does Verint, which may enable them to increase their market share at Verint’s expense. Furthermore, Verint expects that competition will increase as other established and emerging companies enter IP markets and as new products, services, and technologies are introduced.
In each of its businesses, Verint believes that it competes principally on the basis of product performance and functionality; product quality and reliability; breadth of product portfolio and interoperability; global presence and high-quality customer service and support; specific industry knowledge, vision, and experience; and price. Verint believes that its success depends primarily on its ability to provide technologically advanced and cost-effective solutions and services. Verint expects that its competition will increase as other established and emerging companies enter Verint’s markets and as new products, services and technologies are introduced, such as Software-as-a-Service (or SaaS). In recent years, there has also been significant consolidation among Verint’s competitors, which has improved the competitive position of several of these companies.
Manufacturing and Suppliers
Verint’s manufacturing and assembly operations are performed in its Israeli facility for its Enterprise Intelligence solutions, in its United States, Israeli, and Canadian facilities for its Video Intelligence solutions, and primarily in its German and Israeli facilities for its Communications Intelligence solutions. These operations consist of installing Verint’s software on externally purchased hardware components, final assembly, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. Verint also manufactures certain hardware units and performs system integration functions prior to shipping turnkey solutions to its customers. Verint relies on several unaffiliated subcontractors for the supply of specific proprietary components and assemblies that are incorporated in its products, as well as for certain operations activities that it outsources. Although Verint has occasionally experienced delays and shortages in the supply of proprietary components in the past, it has, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary.

Seasonality and Cyclicality
As is typical for many software and technology companies, Verint's business is subject to seasonal and cyclical factors.  Verint's revenue and operating income are typically highest in the fourth fiscal quarter and lowest in the first fiscal quarter.  Moreover, revenue and operating income in the first fiscal quarter of a new year may be lower than in the fourth fiscal quarter of the preceding year, potentially by a significant margin.  In addition, Verint generally receives a higher volume of orders in the last month of a fiscal quarter, with orders concentrated in the later part of that month.  Verint believes that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for Verint's sales personnel.  While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of Verint's future revenue or financial performance.  Many other factors, including general economic conditions, also have an impact on Verint's business and financial results.  For a more comprehensive discussion of factors which may affect Verint's business and financial results, see Item 1A, “Risk Factors.”
Backlog
The delivery cycles of most of Verint’s products are generally very short, ranging from days to several months, with the exception of certain projects with multiple deliverables over a longer period of time. Therefore, Verint does not view backlog as a meaningful indicator of future business activity and does not consider it a meaningful financial metric for evaluating its business.
Starhome
Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome's software-based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network.
Products
Starhome's innovative solutions are designed to generate new revenue, streamline network efficiencies and facilitate seamless roaming across the globe. Starhome solutions include:
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

Steering of Roaming. Starhome offers advanced steering solutions to dynamically control roaming traffic. These solutions enable operators to direct outbound roaming traffic to networks which in turn helps them to meet their steering revenue targets. The Steering of Roaming suite also offers a solution to better service customers who are in the vicinity of a country's borders as well as to provide mobile operators with reports about networks who deployed anti-steering solutions.
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

During the fiscal year ended January 31, 2012, Starhome launched the initial sales of its newest solution, the OMNYX. The OMNYX is a comprehensive roaming management tool based on business intelligence technologies that enables the roaming manager to maximize its revenue and usage of roaming.
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
Service and Support
Starhome generally supports Managed Service and Stand-Alone modes of operations. Starhome's Managed Service mode offers full and continuous monitoring of the mobile operator's system, including hardware, software and traffic, and is responsible for fault detection and repair, software updates, and provisioning. Starhome's global, privately-held IP network and Global Services Operations Centers (or GSOCs) are vital components of its Managed Service mode.
The high-capacity global network provides mobile operators with a secure method for the routing of data and messages around the world coupled with the ability to manage and monitor their service. The global network is based on Starhome's IntelliGate Service Mobility Platform (or Intelligent Gateway). IntelliGate connects GSM networks to Starhome's global network via regional hub sites and is designed to accommodate existing and evolving standards and protocols, including Session Initiation Protocol and IMS.
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
Starhome's Roaming Data Group (or RDG), is an integral part of Starhome's Managed Service mode. The RDG provisions the roaming information, collects all relevant information from customers and then updates the information into a dedicated database.
The network enables Starhome to detect problems and provide support remotely. Support for the balance of Starhome's customers is maintained through a secure connection established when the customer reports a matter. In the few instances that require physical maintenance, Starhome uses the local support of the customer or a third party and sends its engineers to the customer's premises.
The technology Starhome uses for remote monitoring and maintenance is based on standard tools, such as Hewlett-Packard's Open View, which monitors the platforms and provides Starhome with a real time view of its network footprint, as well as proprietary tools, such as ServiceMeter, which continuously measures services utilization at operator networks and compares them to the historic profile of such services. Service Meter provides a real time alert to service performance issues, such as a significant decrease in international call completion.
Markets
Wireless service mobility is the ability of wireless operators to provide subscribers with seamless access to voice, data or other services available in the subscriber's home network when the subscriber is outside of the network or in a different mobile environment. Starhome has historically focused on providing comprehensive international roaming solutions to wireless operators using the GSM standard, which is the most popular standard for mobile phones in the world. A key factor in the success of the GSM standard has been its ability to facilitate international roaming. However, the complexities of international roaming result in a number of challenges for wireless operators. For example, because operators have a limited ability to control the direction of network traffic outside of the home network, their subscribers are often routed to higher cost providers or providers that offer subscribers less functionality than other potentially visited networks. This results in decreased profitability as operators are required to bear higher operating costs from visited network operators, as well as decreased customer satisfaction and usage. Also, subscribers traveling outside their home network may encounter dialing complications and often discover that many functions available on the home network are unavailable or more difficult to access when they are on a visited network. This results in lost revenue opportunities for operators as subscribers use fewer value-added services when they are away from their home network. In addition, in light of the increase in data usage in local as well as international markets, operators look for solutions that will enable them to provide their end users traveling abroad with better control of their expenditure on roaming data applications. In the highly competitive mobile communications market, Starhome designs its solutions to allow wireless operators to support the new needs of data roaming and improve margins by efficiently addressing the new business challenges.
Sales and Marketing
Starhome has a geographically diverse sales force. Sales directors are organized geographically with individuals responsible for the Americas, Europe, the Middle East, Asia and Africa. Each regional sales team includes several account executives and project managers.
Starhome's sales teams approach wireless operators both directly, through regional and local sales representatives and indirectly, through channel agreements. Starhome markets its solutions primarily through its direct sales organization.
Starhome reviews its sales strategy on an annual basis in order to optimize the allocation of its sales resources across its customers, to capture new business opportunities and further penetrate its existing customer base.
Starhome's marketing team is primarily responsible for promoting its offerings and brand recognition in accordance with its strategies. Starhome's marketing team conducts ongoing market research to understand changing needs within its industry, analyzes industry trends and works with the product development team to ensure that Starhome develops products that are relevant to its customers. Starhome's marketing team is also responsible for analyzing the offerings of its competitors to ensure that it remains competitive.
Customers
Starhome serves more than 180 wireless operators in more than 90 countries. Starhome maintains strong collaborative relationships with its customers, which include members of several of the largest mobile operator groups in the world as well as leading independent operators. No Starhome customer individually accounted for more than 10% of Starhome's revenue for any of the fiscal years ended January 31, 2012, 2011 or 2010.
Competition
Starhome believes the principal competitive factors in Starhome's business include the breadth and quality of the solutions offered, reliability, price, customer support and new product development. Starhome believes that it competes favorably on each of these factors.
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
Manufacturing and Sources of Supplies
Starhome's IntelliGate platforms are assembled by Comverse Ltd., an Israeli company and a wholly-owned subsidiary of Comverse, Inc. (or Comverse Ltd.). The production and assembly process consists of procurement and purchase of materials, including hardware, software and third-party supplies, as well as integration, engineering and assembly, all of which is handled by Comverse Ltd. Final assembly includes the application of extensive testing and quality control procedures to materials, modules, subassemblies and systems. On November 1, 2008, Starhome entered into agreements with Comverse Ltd. with respect to the provision of these services, each of which has an initial term of four years and renews automatically for additional two year terms unless terminated in accordance with its terms.
Starhome purchases off-the-shelf hardware, such as servers and storage devices, from third party vendors, such as Hewlett-Packard and Cisco.
Backlog
As of January 31, 2012 and 2011, Starhome had a backlog of approximately $40.4 million and $45.1 million, respectively. Approximately 36% of Starhome's backlog as of January 31, 2012 is not expected to be filled in the fiscal year ending January 31, 2013. Starhome defines “backlog” as projected revenue from signed orders not yet recognized, excluding revenue from maintenance agreements. Orders constituting backlog may be reduced, canceled or deferred by customers.
Comverse Technology, Inc. and Subsidiaries
Customers
On a consolidated basis, no customer accounted for 10% or more of our total revenue for the fiscal years ended January 31, 2012, 2011 or 2010. No customer accounted for more than 10% of consolidated accounts receivable as of January 31, 2012 or 2011. We believe that no significant customer credit risk exists.

Research and Development
Our subsidiaries continue to enhance the features and performance of existing solutions and introduce new solutions through extensive research and development activities. We believe that the future success of our subsidiaries depends on a number of factors, which include the ability to:

•	identify and respond to emerging technological trends in the target markets of our subsidiaries;

•	develop and maintain competitive solutions that meet or exceed customers’ changing needs; and

•	enhance existing products by adding features and functionality that differentiate our subsidiaries’ products from those of their competitors.
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
Significant research and development activity occurs in the United States and Israel with additional research and development offices in Brazil, Bulgaria, Canada, Chile, China, the Czech Republic, France, Germany, India, Malaysia, Singapore, the United Kingdom and Ukraine. Research and development leverages broad industry expertise, which includes, computer architecture, telephony, IP, data networking, multi-processing, databases, real time software design and application software design.
A portion of our subsidiaries’ research and development operations benefit from financial incentives provided by government agencies to promote research and development activities performed in Israel. The cost of such operations is, and will continue to be, affected by the continued availability of financial incentives under such programs. During the fiscal year ended January 31, 2012, as in many prior years, our subsidiaries’ research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (or the OCS), under which reimbursement of a portion of our research and development expenditures is made subject to final approval of project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacture of OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay significantly increased royalties or a redemption fee calculated according to the applicable regulations. The difficulties in obtaining the approval of the OCS for the transfer of technology, know-how, manufacturing activities and/or manufacturing rights out of Israel could impair the ability of some of our subsidiaries to outsource manufacturing, enter into strategic alliances or engage in similar arrangements for those technologies, know-how or products.
Our gross research and development expenses for the fiscal years ended January 31, 2012, 2011 and 2010 were $219.9 million, $260.1 million and $273.4 million, respectively. Amounts reimbursable by the OCS and others for the fiscal years ended January 31, 2012, 2011 and 2010 were $6.2 million, $7.0 million and $6.2 million, respectively.
Business Dispositions and Acquisitions
Comverse Share Distribution
As previously disclosed, CTI intends to distribute 100% of the shares of Comverse, Inc. to CTI's shareholders on a pro rata basis. In addition, CTI is exploring alternatives to eliminate its holding company structure either simultaneous with or shortly after the distribution of the Comverse, Inc. shares. Upon completion of the proposed Comverse share distribution and prior to the effect of any transaction that would eliminate the CTI holding company structure, CTI shareholders at the time of the distribution would continue to hold their equity in CTI as well as own 100% of the equity of Comverse, Inc. For more information, see "—Overview—Comverse Share Distribution."
Verint Strategic Alternative Exploration
As previously disclosed, CTI is exploring options to maximize the value of its equity interests in Verint for the benefit of the shareholders of both CTI and Verint. For more information, see “—Overview—Verint Strategic Alternative Exploration.”
Verint Acquisitions
Vovici Acquisition
On August 4, 2011, Verint acquired all of the outstanding shares of Vovici Corporation (or Vovici), a U.S.-based,

privately-held provider of online survey management and enterprise feedback solutions. This acquisition enhances Verint's Enterprise Intelligence product suite to include comprehensive voice of the customer software and services offerings, designed to help organizations implement a single-vendor solution set for collecting, analyzing and acting on customer insights.
Verint acquired Vovici for approximately $56.1 million in cash at closing, including $0.4 million to repay Vovici's bank debt. The consideration also included the exchange of certain unvested Vovici stock options for options to acquire approximately 42,000 shares of Verint Systems' common stock. Verint also agreed to make potential additional cash payments of up to approximately $19.1 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2013. Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of Vovici, totaled $3.4 million for the fiscal year ended January 31, 2012.
Global Management Technologies Acquisition
On October 7, 2011, Verint acquired all of the outstanding shares of Global Management Technologies Corporation (or GMT), a U.S.-based, privately-held provider of workforce management solutions whose software and services are widely used by organizations, particularly in retail branch banking environments. This acquisition adds key functionality to Verint's Enterprise Intelligence product suite.
Verint acquired GMT for approximately $24.6 million in cash at closing. Verint also agreed to make potential additional cash payments of up to approximately $17.4 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2014. Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of GMT, totaled $1.6 million for the fiscal year ended January 31, 2012.
Other Business Combinations
On March 30, 2011, Verint acquired all of the outstanding shares of a privately-held company, based in Israel. This acquisition broadens the product portfolio of Verint's video intelligence product line.
On August 2, 2011, Verint acquired all of the outstanding shares of a privately-held provider of communications intelligence solutions, data retention services, and network performance management, based in the Americas region. This acquisition expands Verint's Communications Intelligence product portfolio and increases its presence in this region.
On November 1, 2011 and November 10, 2011, Verint acquired technology and other assets in two separate transactions that both qualify as business combinations.
On January 5, 2012, Verint acquired all of the outstanding shares of a privately-held provider of web intelligence technology, based in Europe, Middle East and Africa (or EMEA) region, that is being integrated into Verint's Communications Intelligence product portfolio.
The combined consideration for these five business combinations was approximately $54.2 million, including $32.9 million of combined cash paid at the closings. Verint also agreed to make potential additional cash payments aggregating up to approximately $41.0 million contingent upon the achievement of certain performance targets over periods ending through January 31, 2015. Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions totaled $5.0 million for the fiscal year ended January 31, 2012.
For additional information relating to business acquisitions, see note 6 to the consolidated financial statements included in Item 15 of this Annual Report.
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
Substantial litigation regarding intellectual property rights exists in technology related industries, and our subsidiaries’ products are increasingly at risk of third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. In the event of an infringement claim, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing those products. Our subsidiaries have been party to patent litigations. In the fiscal years ended January 31, 2012 and 2010, in connection with claims asserted, our subsidiaries entered into several settlements.
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
Segment and Supplementary Information
For a presentation of revenue from external customers, income (loss) from operations and certain other financial information of our reportable segments and our Comverse subsidiary for the fiscal years ended January 31, 2012, 2011 and 2010, see note 23 to the consolidated financial statements included in Item 15 of this Annual Report.
Domestic and International Sales and Long-Lived Assets
For a presentation of domestic and international sales for the fiscal years ended January 31, 2012, 2011 and 2010 and long-lived assets as of January 31, 2012 and 2011, see note 23 to the consolidated financial statements included in Item 15 of this Annual Report. Our international operations are subject to certain risks. For a description of risks attendant to our foreign operations, see Item 1A, “Risk Factors—Risks Related to International Operations.”
Export Regulations
Our subsidiaries are subject to applicable export control regulations in countries from which they export goods and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. Where controls apply, the export of our subsidiaries’ products generally requires an export license or authorization (either on a per-product or per-transaction basis) or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.
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
Employees
As of January 31, 2012, we employed approximately 5,700 individuals. Approximately 36%, 39% and 25% of our employees are located in the United States, Israel and other regions, including Europe and Asia Pacific (or APAC), respectively.
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
Risks Concerning Timely Filing of Periodic Reports
CTI faces challenges in producing accurate financial statements and periodic reports as required on a timely basis.
Changes to organization and processes.
As part of its efforts to become current in its periodic reporting obligation, CTI has made changes to its finance organization, adopted new accounting policies, and enhanced many aspects of its internal control over financial reporting. CTI, however, is still in the process of assimilating these complex and pervasive changes, continues to have a material weakness in internal control over financial reporting and, as a result, cannot assure you that CTI will not experience delays in filing its periodic reports in the future.
In addition, CTI has engaged outside accounting consulting firms to assist in completing the preparation of certain portions of its financial statements and preparing this Annual Report. CTI has hired and intends to continue to hire experienced finance personnel with a view toward continuing to diminish and ultimately eliminating the use of external consultants in the preparation of financial statements and the timely filing of periodic reports with the SEC. Replacing these consultants with new employees may result in the loss of important institutional knowledge or otherwise create transitional issues that could delay the preparation of financial statements and the filing of periodic reports.
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
Although we remediated many of our previously disclosed material weaknesses, CTI's management has concluded that, as of January 31, 2012, a material weakness in its internal control over financial reporting existed as a result of not having adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP and ineffective policies and procedures for the Company's income tax provision.

During the fiscal year ended January 31, 2012, we implemented changes in our internal control over financial reporting that have resulted in the remediation of many of the previously disclosed material weaknesses in our control environment. However, as part of its assessment, CTI's management concluded that, as of January 31, 2012, a material weakness in its internal control over financial reporting existed as a result of not having adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with accounting principles generally accepted in the United States of America (or U.S. GAAP) and ineffective policies and procedures for the Company's income tax provision. CTI has adopted, and is in the process of implementing, certain remedial measures to address this material weakness. CTI may not be able to successfully complete the implementation of these remedial measures. See Item 9A, “Controls and Procedures.” In addition, even if these measures are successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in CTI’s internal control over financial reporting may be identified in the future.
In addition, the inadequacy of CTI’s internal controls creates an environment that hinders the ability to prepare tax returns in a timely manner and may impact the amounts that we may owe taxing jurisdictions in the U.S. and non-U.S. jurisdictions. We may be subject to material penalties and interest as a result of audits from these taxing jurisdictions.
CTI may continue to incur significant expenses for professional fees in connection with the preparation of its periodic reports.
As part of its efforts to become current in its periodic reporting obligations and remediate material weaknesses in internal control over financial reporting, CTI engaged outside accounting consulting firms and other external consultants to assist its finance and accounting personnel in the preparation of financial statements and periodic reports and incurred and continues to incur significant expenses for their services, in addition to incurring substantial expenses for external legal, tax and other professional services. Although we expect these expenses to decline and be eliminated over time as we enhance our internal finance and accounting personnel to replace such external consultants, we may continue to incur in the near term significant expenses relating to professional fees in connection with the preparation of periodic reports, which may materially adversely affect our financial condition and cash flows.
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
Risks Related to the Comverse Share Distribution
The proposed Comverse share distribution is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and, if consummated, may not achieve the intended results.
We expect to file a Registration Statement on Form 10 with the SEC that contains detailed information regarding the Comverse share distribution transaction. The proposed Comverse share distribution is subject to various conditions, including final approval of the transaction by CTI's Board, filings with, and the completion of a review process by, the SEC, the effectiveness of the Registration Statement, the approval of CTI shareholders and final approval of certain material agreements by the boards of each of CTI and Comverse, Inc. The share distribution may also be conditioned upon receipt of a favorable ruling from the IRS regarding certain tax aspects of the distribution. Depending on the ultimate structure of the transaction, the income tax associated with the Comverse share distribution could have a material impact on our results of operations, financial condition or cash flows. In addition, the proposed share distribution may be affected by unanticipated events or changes in market conditions. For these and other reasons, the proposed Comverse share distribution may not be completed as expected by the end of the second half of fiscal 2012, or at all. Completion of the proposed Comverse share distribution will require significant time and attention from management, which may distract management from the operation of our businesses. Further, if the Comverse share distribution is completed, the transaction may not achieve the intended results and may result in costs that exceed management's expectations. Any of the foregoing difficulties could have a material adverse effect on our results of operations, financial condition or cash flows.
If the Comverse share distribution is completed, our operational and financial profile will change and we will be a smaller company whose assets consist primarily of our majority equity interest in Verint.
If completed, the Comverse share distribution will result in CTI being a smaller company subject to increased instability whose assets consist primarily of a majority equity interest in Verint. This structure would represent a narrower business focus than we currently have. We will have a more limited business and may be more vulnerable to changing market conditions that affect Verint. We will no longer have the dual streams of revenues, costs and cash flows that currently exist due to our ownership of both Comverse and our majority interest in Verint. As a result, it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased instability. CTI's operations may also be impacted by a limited ability to attract new employees in a timely manner.
If the Comverse share distribution is completed, there may be substantial changes in our shareholder base, which may cause the price of our common stock to fluctuate following the proposed share distribution.
Shareholders holding our common stock may have decided to invest in our company due its holdings in both Comverse and Verint. If the proposed Comverse share distribution is completed, shares of our common stock will represent an investment in a smaller company that holds primarily a majority equity interest in Verint. This change in our business may cause certain shareholders that invested in our company because of our holdings in Comverse to sell their shares of our common stock. Excessive selling of our common stock following the completion of the proposed Comverse share distribution could cause the market price of our common stock to decrease.
If the Comverse share distribution is completed, we will rely on Comverse's performance under various agreements.
We expect to enter into various agreements with Comverse in connection with the Comverse share distribution, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, and other agreements necessary to complete the Comverse share distribution. These agreements will govern our relationship with Comverse subsequent to the share distribution, provide for the allocation of taxes and certain other obligations related to periods prior to the completion of the Comverse share distribution, as well as create arrangements with respect to transition services and the newly-separated companies' ongoing relationship. It is possible that if Comverse were to fail to fulfill its obligations under any of these agreements we could suffer operational difficulties or significant losses.
Risks Related to our Businesses and our Industries
Comverse and CTI are exposed to liquidity risk.
Our current ability to meet our obligations and fund our capital requirements is dependent primarily on our future financial performance, cash and cash equivalents, cash flows from operations, amounts available for borrowing under existing lines of credit, and sale of certain assets. During the fiscal year ended January 31, 2012, Comverse continued to experience negative cash flows from operations. In addition, during the fiscal year end January 31, 2012, we continued to make significant cash disbursements, including payment of professional fees in connection with CTI’s efforts to become current in its periodic reporting obligations under the federal securities laws and to remediate material weaknesses in internal control over financial reporting, payment of certain amounts due in respect of the settlement of a consolidated shareholder class action and restructuring and other payments, including a workforce reduction at Comverse. In addition, in connection with the proposed Comverse share distribution, we have begun and expect to continue to incur significant expenses, including financial advisory, accounting, tax, consulting and legal fees.
In addition, certain third party financial arrangements, including the placement of bank guarantees and other credit-related instruments, require Comverse to post collateral in respect of a portion of or all amounts subject to such arrangements, typically in cash. Comverse’s ability to access such cash balances is typically restricted for the duration of the underlying arrangements. Certain other commercial arrangements, including property leases, require compensating cash balances as security, but these arrangements are not considered to be material.
Furthermore, the ability of CTI’s subsidiaries to pay dividends is limited. Verint is a party to a credit agreement that contains certain restrictive covenants which, among other things, preclude Verint Systems from paying cash dividends and limit its ability to make asset distributions to its stockholders, including CTI. In addition, the ability of CTI’s Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid, or loans extended, by Israeli subsidiaries may be subject to taxes. For a more detailed discussion, see “—Risks Related to Operations in Israel—The ability of CTI’s Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by Israeli subsidiaries may be subject to taxes.”
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

Although we continue to implement certain initiatives to improve our cash position, including the Phase II Business Transformation at Comverse, Comverse may continue to experience negative cash flows from operations. If the initiatives to increase our liquidity and capital resources fail to satisfy CTI’s and Comverse's working capital needs, Comverse’s business and operations could be materially adversely affected. Negative cash flows at CTI and Comverse, the payment of significant professional fees and related disbursements, including in connection with the preparation of periodic reports and the proposed Comverse share distribution, restricted cash used as collateral or other security interest and restrictions on ability to access subsidiary cash would likely diminish our capital resources or otherwise materially adversely affect our liquidity. As a result, we may need to seek new borrowings, asset sales or issuance of equity securities which may not be available or may be available only on disadvantageous terms.
Comverse BSS experienced a significant decline in orders for BSS customer solutions during the fiscal year ended January 31, 2012 and, if customer order activity does not increase, Comverse's revenue and profitability would likely be materially adversely affected and we may be required to implement certain measures to preserve or enhance our cash position.
Comverse BSS experienced a significant decline in orders for BSS customer solutions in the fiscal year ended January 31, 2012, which continues a previously disclosed adverse business trend that began in 2008. We believe the decrease in orders for BSS customer solutions was attributable mainly to the deferral of BSS projects by customers, primarily in the fourth quarter, and to certain other factors. We expect orders for BSS customer solutions to increase as customers make certain purchasing decisions that had been delayed. In addition, we anticipate that customers will become increasingly willing to contract with us as concerns about our financial condition are lessened, customers begin to more fully recognize that Comverse BSS' solutions offer several advantages over competitors' offerings and as we continue to pursue growth opportunities in certain emerging markets. However, if BSS customer solutions order activity does not increase, Comverse's revenue and profitability would likely be materially adversely affected and we may be required to implement further cost reduction measures and other initiatives to preserve and enhance our cash position. Any such measures may limit or hinder our ability to execute our strategy and achieve our objectives thereby adversely affecting our business.
The implementation of Comverse's strategy to expand its BSS business and pursue primarily higher margin VAS projects resulted and may continue to result in lower VAS revenue, which may not be offset by increases in BSS revenue, if any.
As part of its strategy, Comverse is continuing its efforts to expand its BSS business and pursue primarily higher margin VAS projects which have resulted in lower VAS revenue. Currently, we are unable to predict whether increases in BSS revenue, if any, will exceed or fully offset declines in VAS revenue. If BSS revenue does not increase, or if increases in BSS revenue do not exceed or fully offset declines in VAS revenue, Comverse's revenue, profitability and cash flows would likely be materially adversely affected.
Comverse's advanced offerings may not be widely adopted by Comverse's existing and potential customers and increases in sales of Comverse's advanced offerings, if any, may not exceed or fully offset potential declines in sales of traditional solutions.
As part of its strategy, Comverse BSS continues to offer existing customers upgrades to its Comverse ONE converged billing solution and to aggressively pursue opportunities to market its BSS solutions, primarily Comverse ONE, to new customers. As a result, sales of Comverse BSS's traditional standalone prepaid and postpaid BSS solutions have declined and may continue to decline. In addition, Comverse BSS is currently beginning to experience a shift in product mix as the portion of sales of Comverse ONE continues to increase and the portion of sales of its traditional BSS solutions continues to decline.
Comverse VAS continues to maintain its market leadership in voice-based products, such as voicemail and call completion. Other services, however, such as certain voice and SMS text message services and MMS, have become relatively commoditized, resulting in reduced revenue and margins. As part of its efforts to maintain its market position, Comverse VAS is engaged in the promotion of advanced offerings, such as visual voicemail, call management, IP Engine (an IP-based messaging platform) and a Service Enablement Middleware cloud-based solution.
Due to current market trends and consumer preferences, we expect that advanced offerings of Comverse BSS and Comverse VAS will account for a larger portion of their sales. However, it is unclear whether such advanced offerings will be widely adopted by existing and potential customers. Currently, we are unable to predict whether increases in sales of advanced offerings, if any, will exceed or fully offset declines that Comverse BSS and Comverse VAS may experience in the sale of traditional solutions. If sales of advanced offerings do not increase or if increases in sales of advanced offerings do not exceed or fully offset any declines in sales of traditional solutions, due to adverse market trends or changes in consumer preferences, Comverse's revenue, profitability and cash flows would likely be materially adversely affected.

We may have lost and may continue to lose business opportunities due to concerns on the part of customers and partners about the financial condition of CTI and Comverse.
During the fiscal year ended January 31, 2011, CTI disclosed the cash position of Comverse and CTI and noted a potential short term cash shortfall. During the fiscal years ended January 31, 2012 and 2011, we resolved these liquidity issues through the implementation of management's initiatives. Nonetheless, the financial condition of CTI and Comverse has caused significant concerns on the part of customers and partners and may have resulted in the loss of potential business opportunities. Although we anticipate that these concerns will ease, primarily as a result of successful implementation of initiatives to improve our cash position, such concerns may continue and we may continue to lose business opportunities.
Operating results are difficult to predict as a result of high percentage of customer orders typically generated late in the fiscal quarter and in the fiscal year, lengthy and variable sales cycles, focus on large customers and installations and short delivery windows required by customers.
A high percentage of our subsidiaries' customer orders has typically been generated late in the fiscal quarter. In addition, a high percentage of our subsidiaries' quarterly revenue has been generated in the form of “book-ship” business, where the customer places an order close to, or even on the day of, the requested delivery date. The trend of shorter periods between order date and delivery date, along with this trend of business generated late in the fiscal quarter, has further complicated the process of accurately predicting our revenue or making sales forecasts on a quarterly basis. In addition, based on historical industry spending patterns of communication service providers, Comverse typically forecasts its highest customer order activity to occur in its fourth fiscal quarter. This trend makes it difficult for Comverse to forecast its annual customer order activity, and to implement effective measures to cover any shortfalls of prior fiscal quarters if customer orders for the fourth fiscal quarter fail to meet its expectations. Furthermore, Comverse continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for BSS and VAS installations typically involve a lengthy, complex and highly competitive bidding and selection process, and its ability to obtain particular contracts is inherently difficult to predict. A delay, cancellation or other factor resulting in the postponement or cancellation of significant orders may cause us to miss our financial projections, which may not be discernible until the end of a financial reporting period.
It is difficult for us to forecast the timing of orders because our subsidiaries' customers often need a significant amount of time to evaluate products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer may vary from a few weeks to more than a year. During the evaluation period, customers may defer or scale down proposed orders of products for various reasons, including:

•	changes in budgets and purchasing priorities;

•	reduced need to upgrade existing systems;

•	deferrals in anticipation of enhancements or new products;

•	introduction of products by competitors; and

•	lower prices offered by competitors.
Our subsidiaries' realization of anticipated gross margins on transactions is subject to risks and uncertainties. Our subsidiaries submit bids to their customers based on information known to them at the time of bid submission. Therefore, anticipated gross margins may be adversely affected by events occurring after a bid is submitted that affect our subsidiaries' pricing and cost structure, including increases in material and labor costs, product obsolescence, price competition, changes in distribution channels and mix of products sold or adverse currency fluctuations.
Our subsidiaries have many significant customers and frequently receive multi-million dollar orders. The deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order, could materially and adversely affect our results of operations in any fiscal period, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales.
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
As a global company with a presence in many countries throughout the world, our sales and profitability are impacted by general economic conditions, both in the United States and internationally. In recent years, the global economy experienced a weakness that has been marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, currency volatility and more limited availability of credit and access to capital. In addition, during the fiscal year ended January 31, 2012, the U.S. credit rating was downgraded and certain European countries experienced and continue to experience a sovereign debt crisis.
Primarily through Comverse, we derive a substantial portion of our revenue from communication service providers. During the weakness in the global economy, many of Comverse’s customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of Comverse’s customers have implemented cost cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted in reduced demand for Comverse’s products, services and solutions, longer customer purchasing decisions and pricing pressures that had adversely affected our revenue and profitability. More specifically, such adverse market conditions have had and could continue to have a negative impact on Comverse’s business by reducing the number of contracts it is able to sign with new customers and the size of initial spending commitments, as well as decreasing the level of discretionary spending under contracts with existing customers. In addition, a slowdown in buying decisions of communication service providers may affect Comverse’s business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for extended payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share. In addition, declines in information technology spending have affected the market for Verint’s products, especially in industries that are or have experienced significant cost cutting. In response to these events our subsidiaries, similar to other companies, engaged in significant cost savings measures.
During the fiscal year ended January 31, 2012, the global economy experienced significant volatility and uncertainty. If the global economy continues to experience volatility and uncertainty or market conditions worsen, our existing and potential customers will likely reduce their spending, which, in turn, would reduce the demand for our subsidiaries' products and services, and materially affect our business, including our revenue, profitability and cash flows. In addition, our subsidiaries would likely be required to again undertake significant cost-saving measures, which measures may negatively impact their ability to implement their strategies and obtain their objectives, particularly if they are not able to invest in their businesses as a result of a protracted economic downturn.
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
Our subsidiaries are exposed to risks associated with the sale of large systems and large system installations.
Our subsidiaries have historically derived a significant portion of their sales and operating profit from contracts for large system installations with major customers. Our subsidiaries continue to emphasize large capacity systems in our product development and marketing strategies. Contracts for large capacity system installations typically involve a lengthy, complex and highly competitive bidding and selection process, and their ability to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. As a result, our future operating results may accordingly exhibit a high degree of volatility and may vary significantly from period to period. The degree of our subsidiaries’ dependence on large system orders, and the investment required to enable them to perform such orders, without assurance of continuing order flow from the same customers, increases the risk associated with their business. Furthermore, if our subsidiaries’ professional services employees do not provide installation services effectively and efficiently, their customers may not use their installation services or may stop using their software. This could adversely impact our revenue and harm our reputation.
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
In addition, the telecommunications industry in which Comverse operates continues to undergo significant changes as a result of deregulation and privatization worldwide, reduced restrictions on competition in the industry and rapid and evolving technologies. The worldwide enhanced services industry is already highly competitive and we expect competition to intensify. In addition, as Comverse enters new markets as a result of its own research and development efforts, acquisitions or changes in subscriber preferences, it is likely to encounter new competitors. Moreover, Comverse faces indirect competition from changing and evolving technology, which provides alternatives to its products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Facebook, Google, Yahoo or Hotmail, to access, among other things, instant messaging and electronic mail free of charge rather than using wireless carriers’ service offerings. This may reduce demand and the price of Comverse’s products and services, such as voicemail and SMS text messaging.
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

Many of our subsidiaries’ sales are made by competitive bid or other competitive process which often require them to expend significant resources with no guaranty of recoupment.
Many of our subsidiaries’ sales, particularly in larger installations, are made by competitive bid or other competitive process. Successfully competing in competitive bidding situations subjects our subsidiaries to risks associated with:

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
Certain contractual obligations could expose our subsidiaries to uncapped or other significant liabilities.
Certain contract provisions, principally confidentiality and indemnification obligations in certain of our subsidiaries’ license agreements, could expose them to risks of significant loss that, in some cases, are not limited by contract to a specified maximum amount. Even where our subsidiaries are able to negotiate limitation of liability provisions, these provisions may not always be enforced depending on the facts and circumstances of the case at hand. If our subsidiaries or their products fail to perform to the standards required by their contracts, they could be subject to uncapped or other significant liability for which they may or may not have adequate insurance and our business, financial condition and results of operations, including cash position and profitability, could be materially adversely affected.
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
If our goodwill or other intangible assets become impaired, our financial condition and results of operations would be negatively affected.
Because we and our subsidiaries have acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1.1 billion, or approximately 40% of our total assets, as of January 31, 2012. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price.  To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future. Any significant impairment charges would negatively affect our financial condition and results of operations.
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
Environmental and other disasters, such as flooding, earthquakes, volcanic eruptions or nuclear or other disasters, or a combination thereof, such as recently experienced in Japan, may negatively impact the business of our subsidiaries. Environmental and other disasters may cause disruption to our subsidiaries’ operations in the regions impacted by such disasters and impede their ability to sell their solutions and services. In addition, customers located in countries or regions impacted by environmental and other disasters, may decide to suspend or discontinue projects. The recent earthquakes in the Pacific Rim have not significantly impacted the business of our subsidiaries as of the date of this Annual Report. However, there can be no assurance that similar environmental and/or other such disasters will not have an adverse impact on the business of our subsidiaries in the future.
Verint has a significant amount of debt under its credit agreement, which exposes it to leverage risks and subjects it to covenants which may adversely affect its operations.
As of January 31, 2012, Verint had gross outstanding indebtedness of approximately $597.0 million under its credit agreement. Accordingly, Verint is significantly leveraged. Verint's leverage position may, among other things:

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

In addition, because Verint's indebtedness bears interest at a variable rate, it is exposed to risk from fluctuations in interest rates in periods where market rates exceed the interest rate floor provided by its credit agreement.
Verint's credit agreement contains a financial covenant that requires it to maintain a maximum consolidated leverage ratio and a covenant requiring it to deliver audited financial statements to the lenders each year. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—

Verint Credit Facilities” and note 12 to the consolidated financial statements included in Item 15 of this Annual Report.
Verint's ability to comply with the leverage ratio covenant is highly dependent upon its ability to continue to grow earnings from quarter to quarter, or in the alternative, to reduce expenses and/or reduce the level of its outstanding debt, and there can be no assurance that Verint will be successful in any or all of these regards.
Verint's credit agreement also includes a number of restrictive covenants which limit its ability to, among other things:

•	incur additional indebtedness or liens or issue preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness;

•	engage in transactions with affiliates;

•	engage in sale-leaseback transactions;

•	sell certain assets;

•	change its lines of business;

•	make investments, loans, or advances; and

•	engage in consolidations, mergers, liquidations, or dissolutions.
These covenants could limit Verint's ability to plan for or react to market conditions, to meet its capital needs, or to otherwise engage in transactions that might be considered beneficial to it.
If an event of default occurs under the credit agreement, the lenders could declare all amounts outstanding to be immediately due and payable. In that event, Verint may be forced to seek an amendment of and/or waiver under the credit agreement, raise additional capital through securities offerings, asset sales, or other transactions, or seek to refinance or restructure its debt. In such a case, there can be no assurance that Verint will be able to consummate such an amendment and/or waiver, capital raising transaction, refinancing, or restructuring on reasonable terms or at all.
Verint considers other financing and refinancing options from time to time. However, there can be no assurance that such options will be available to Verint on reasonable terms or at all. If one or more rating agencies were to downgrade Verint's credit ratings, that could also impede its ability to refinance its existing debt or secure new debt, increase its future cost of borrowing, and create third party concerns about its financial condition or results of operations.
If Verint is unable to maintain its relationships with third parties that market and sell its products, its business and ability to grow could be materially adversely affected.
Approximately half of Verint's sales are made through partners, distributors, resellers, and systems integrators. Verint must often compete with other suppliers for these relationships and its competitors often seek to establish exclusive relationships with these sales channels or, at a minimum, to become a preferred partner for them. Verint's ability to procure and maintain these relationships is based on factors that are similar to those on which Verint compete for end customers, including features, functionality, ease of use, installation and maintenance, and price, among others. Even if Verint is able to secure such relationships on terms it finds acceptable, there is no assurance that it will be able to realize the benefits it anticipates. Some of Verint's channel partners may also compete with it or have affiliates that compete with it or may partner with Verint's competitors or even offer its products and those of its competitors as alternatives when presenting bids to end customers. Verint's ability to achieve its revenue goals and growth depends to a significant extent on maintaining and adding to these sales channels, and if Verint is unable to do so, its business and ability to grow could be materially adversely affected.
Verint is dependent on contracts with governments around the world for a significant portion of its revenue. These contracts also expose Verint to additional business risks and compliance obligations.
For the fiscal year ended January 31, 2012, approximately one quarter of Verint’s business was generated from contracts with various governments around the world, including federal, state and local government agencies. We expect that government contracts will continue to be a significant source of Verint’s revenue for the foreseeable future. Verint’s business generated from government contracts may be materially adversely affected if:

•	its reputation or relationship with government agencies is impaired;

•
it is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency, for example, as a result of the previously-disclosed March 2010 consent judgment with the SEC relating to Verint's reserves accounting practices, which must be disclosed by Verint in any proposal to perform new work for U.S. federal agencies until March 2013;

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
In addition, Verint must comply with domestic and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how Verint does business with government agencies in various countries and may impose added costs on its business or deter its ability to recognize revenue from such contracts. Verint’s government contracts may contain, or under applicable law may be deemed to contain, unfavorable provisions not typically found in private commercial contracts that may expose it to additional risk or liability, including provisions enabling the government party to:

•	terminate or cancel existing contracts for convenience without reimbursing it for incurred costs or hold it liable for cover costs if the contract was terminated for cause;

•	in the case of the U.S. federal government, suspend Verint from doing business with a foreign government or prevent it from selling its products in certain countries;

•	audit and object to Verint’s contract-related costs and expenses, including allocated indirect costs; and

•	unilaterally change contract terms and conditions, including warranty provisions, schedule, quantities and scope of work, in advance of an agreement on corresponding pricing adjustments.
Loss of security clearances or political factors may adversely affect Verint's business.
Some of Verint's subsidiaries maintain security clearances domestically and abroad in connection with the development, marketing, sale, and support of its Communications Intelligence solutions. These clearances are reviewed from time to time by these countries and could be deactivated for political reasons unrelated to the merits of our solutions, such as the list of countries we do business with or the fact that our local entity is controlled by or affiliated with an entity based in another country. If Verint were to lose its security clearances in a particular country, it would be unable to sell its Communications Intelligence solutions for secure projects in that country on a direct basis and might also experience greater challenges in selling such solutions even for non-secure projects in that country. Even if Verint is able to obtain and maintain applicable security clearances, government customers may decline to purchase its Communications Intelligence solutions if they were not developed or manufactured in that country or if they were developed or manufactured in other countries that are considered disfavored by such country. Verint may also experience negative publicity or other adverse impacts on its business if it sells its Communications Intelligence solutions to countries that are considered disfavored by the media or political or social rights organizations even though such transactions may be permissible under applicable law. If any of the foregoing events were to occur, it may have a material adverse effect on Verint's business.
The mishandling or even the perception of mishandling of sensitive information could harm Verint’s business.
Verint’s products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data, including in some cases, information or data used in intelligence gathering or law enforcement activities. While Verint’s customers’ use of its products in no way affords Verint access to the customer’s sensitive or confidential information or data, Verint may receive or come into contact with such information or data, including personally identifiable information, when it is asked to perform services or support functions for its customers. Verint may also receive or come into contact with such information in connection with its SaaS or other hosted or managed services offerings. Verint has implemented policies and procedures and uses information technology systems to help ensure the proper handling of such information and data, including background screening of certain services personnel, non-disclosure agreements with employees, access rules, and controls on its information technology systems. Customers are also increasingly focused on the security of our products and Verint works to ensure their security, including through the use of encryption, access rights and other customary security features. However, these measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling (whether or not valid) or other security lapses by Verint or within its products could reduce demand for Verint’s products or otherwise expose it to financial or reputational harm or legal liability.

Risks Related to International Operations
Geopolitical, economic and military conditions in countries in which our subsidiaries operate may adversely affect our subsidiaries.
Geopolitical, economic and military conditions could directly affect our subsidiaries’ operations. Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities, military actions or political unrest in countries in which our subsidiaries operate and the nationalization of privately-owned telecommunications companies, may cause disruptions to our subsidiaries’ business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of our subsidiaries’ products, the business, including the revenue, profitability and cash flows, of our subsidiaries could be materially adversely affected. In addition, if these events result in restrictions on travel or unsafe travel conditions, the ability of our subsidiaries to service their existing clients and secure new business from potential new clients will be adversely affected.
We derive a significant portion of our total revenue from customers outside the United States and have significant international sales, which subject us to risks inherent in foreign operations.
For the fiscal year ended January 31, 2012, we derived approximately 73% of our total revenue from customers outside of the United States. In addition, we maintain significant operations in Israel, France, the United Kingdom, India, Germany, China, Canada and elsewhere throughout the world. Approximately 64% of our employees and approximately 63% of our facilities were located outside the United States as of January 31, 2012. Conducting business internationally exposes our subsidiaries to particular risks inherent in doing business in international markets, including, but not limited to:

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
Our subsidiaries’ business in countries with a history of corruption and transactions with foreign governments, including with government owned or controlled communication service providers, increase the risks associated with their international activities.
As our subsidiaries operate and sell internationally, they are subject to the U.S. Foreign Corrupt Practices Act (or the FCPA) and other laws of the United States and other countries, including the UK Bribery Act, that prohibit improper payments or offers of payments for the purpose of obtaining or retaining business. Our subsidiaries have operations, deal with customers and make sales in countries known to experience corruption. Our subsidiaries’ activities in these countries create the risk of unauthorized payments or offers of payments by one of their employees, consultants, sales agents or distributors that could be in violation of various U.S. and local laws, including the FCPA, even though these parties are not always subject to our subsidiaries’ control.
The Audit Committee of CTI’s Board of Directors previously conducted an internal investigation of alleged improper payments made by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. CTI voluntarily disclosed the matter to the SEC and the United States Department of Justice (or the DOJ). In April 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. During the first quarter of the fiscal year ended January 31, 2012, CTI entered into agreements with the DOJ and the SEC to resolve allegations that CTI and certain of its foreign subsidiaries violated the books and records and internal controls provisions of the FCPA by inaccurately recording certain improper payments made from 2003 through 2006 by certain former employees and an external sales agent of Comverse Ltd. or its subsidiaries, in connection with the sale of certain products in foreign jurisdictions. Under the non-prosecution agreement with the DOJ, CTI paid a fine of $1.2 million to the DOJ and agreed to continue to implement improvements in its internal controls and anti-corruption practices and policies. Under its settlement agreement with the SEC, CTI paid approximately $1.6 million in disgorgement and pre-judgment interest and is required under a conduct-based injunction to comply with the books and records and internal controls provisions of the FCPA.
Our subsidiaries had implemented safeguards in an effort to eliminate improper practices by their employees, consultants, external sales agents and resellers. These safeguards, however, have proven to be ineffective in some instances. In response to the findings of the Audit Committee’s internal investigation, we identified a material weakness in our anti-fraud program controls, including those relating to the FCPA, and as part of its remediation our subsidiaries’ safeguards were modified. However, these modified safeguards, the implementation of these remedial measures and any future improvements may prove to be less than effective, and our subsidiaries’ employees, consultants, external sales agents or distributors may engage in the future in conduct for which they might be held responsible. Violations of the FCPA and other laws of the United States and other countries may result in significant civil and/or criminal penalties and other sanctions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, violations of these laws, including the FCPA, may harm our subsidiaries’ reputation and deter governmental agencies and other existing or potential customers from buying our subsidiaries’ products and engaging their services.
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

•
A substantial portion of our subsidiaries’ international sales is denominated in dollars. Accordingly, devaluation in the local currencies of our subsidiaries’ customers relative to the U.S. dollar may impair the purchasing power of our customers and could cause customers to decrease or cancel orders or default on payment, which could harm our results of operations; and

•
We translate sales and other results denominated in foreign currency into dollars for our consolidated financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer dollars.

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
Our subsidiaries have significant operations in Israel, including research and development, manufacturing, sales, and support. Approximately 39% of our employees and approximately 38% of our facilities were located in Israel as of January 31, 2012. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past did, and in the future may, lead to security and economic problems for Israel. Israel has faced, and continues to face, difficult relations with the Palestinians and the risk of terrorist violence from both Palestinians and Hezbollah. In addition, tensions between Israel and Iran have intensified over Iran's continued pursuit of nuclear capabilities. Furthermore, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, continue to experience political unrest and instability marked by civil demonstrations and violence, which in some cases resulted in the replacement of governments and regimes. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our subsidiaries’ ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect their business or operations. In addition, many of our subsidiaries’ employees in Israel are required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our subsidiaries’ operations. Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners could materially adversely affect our results of operations.
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
CTI may issue additional equity securities, which would lead to dilution of its issued and outstanding common stock. CTI has used and may continue to use its common stock or securities convertible into common stock to acquire technology, products, product rights and businesses, or reduce or retire indebtedness, if any, among other purposes. In addition, an aggregate of 22,000,000 shares of CTI common stock are reserved for issuance under the Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan (referred to as the 2011 Incentive Plan), which was approved by CTI's Board in September 2011 and by its shareholders at the annual shareholder meeting held on November 16, 2011. The issuance of additional equity securities or securities convertible into equity securities for these or other purposes would result in dilution of existing shareholders’ equity interests.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We lease office space and manufacturing and storage facilities for our operations worldwide. Each of CTI and Verint leases office space for its corporate headquarters in New York. We also have leases for our various sales offices worldwide. The following table presents, as of January 31, 2012, the country location and size (expressed in square feet) of the facilities leased by CTI and each of its principal subsidiaries:

	Comverse (1)	Verint	Starhome (2)	CTI (2)	Total
Israel	413,133	177,582	47,752	—	638,467
United States	173,433	436,231	—	17,320	626,984
United Kingdom	35,087	41,352	—	—	76,439
France	48,097	500	—	—	48,597
India	25,267	16,677	—	—	41,944
Canada	7,165	34,466	—	—	41,631
Brazil	9,187	20,242	—	—	29,429
Singapore	9,623	10,609	—	—	20,232
Hong Kong	2,825	19,666	—	—	22,491
Australia	10,471	8,698	—	—	19,169
Italy	18,557	—	—	—	18,557
Japan	9,964	5,064	—	—	15,028
China	6,759	5,989	—	—	12,748
Other	53,760	19,682	1,087	—	74,529
Total	823,328	796,758	48,839	17,320	1,686,245
(1) Comverse's Canadian facilities are used by Comverse VAS and the Comverse operations included in the column captioned "All Other" as part of our business segment presentation. All of Comverse's other facilities are used by Comverse BSS, Comverse VAS and the Comverse operations included in All Other.
(2) Starhome and CTI are included in All Other.
For the fiscal year ended January 31, 2012, the aggregate base annual rent for the facilities under lease, net of sub-lease income, was approximately $37.0 million, and such leases may be subject to various pass-throughs and escalation adjustments. For more detailed information about our leases, see note 15 to the consolidated financial statements included in Item 15 of this Annual Report.
Verint leases approximately 96,500 square feet at a facility in Roswell, Georgia under a lease that expires in November 2012. Upon expiration of the Roswell, Georgia lease in November 2012, Verint is expected to move such operations to a 132,676 square foot facility in Alpharetta, Georgia under a lease agreement that expires in September 2026. This new Alpharetta, Georgia facility will also include the consolidation of the Atlanta, Georgia office of GMT, the lease of which Verint assumed in October 2011 in connection with its acquisition of GMT.
Verint owns approximately 12.3 acres of land, including 40,000 square feet of office space in Durango, Colorado. On October 10, 2006, Verint entered into a 10-year lease with a third party for 6.5 acres of these 12.3 acres, all of which was undeveloped and not being used by Verint. The remaining 5.8 acres, including the office space, are subject to a security interest under the new credit agreement Verint entered into on April 29, 2011. Verint also owns approximately 35,000 square feet of office and storage space in Bexbach, Germany.
We believe that our facilities are adequate for our current operations. We may endeavor to selectively reduce or expand our existing lease commitments as circumstances warrant.

ITEM 3.	LEGAL PROCEEDINGS
Proceedings Related to CTI’s Special Committee Investigations
Overview
On March 14, 2006, CTI announced the creation of a Special Committee of its Board of Directors (referred to as the Special Committee) composed of outside directors to review CTI’s historic stock option grant practices and related accounting matters, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. In November 2006, the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the misstatement of backlog. The Special Committee issued its report on January 28, 2008. Following the commencement of the Special Committee’s investigation, CTI, certain of its subsidiaries and some of CTI’s former directors and officers were named as defendants in several class and derivative actions, and CTI commenced direct actions against certain of its former officers and directors. For more information concerning the Special Committee's investigation, see the section entitled “Explanatory Note” immediately preceding Item 1 of the Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 (referred to as the Comprehensive Form 10-K) filed with the SEC on October 4, 2010.
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
On December 17, 2009, the parties to the shareholder derivative actions entered into an agreement to settle these actions, which settlement was approved by the courts in which the federal and state derivative actions were pending on July 1, 2010 and September 23, 2010, respectively. For the material terms of the settlement, see "—Settlement Agreements."
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
The parties to this action entered into a settlement agreement on December 16, 2009, which was amended on June 19, 2010 and approved by the court in which such action was pending on June 23, 2010. For the material terms of the settlement, see "—Settlement Agreements."
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

•
$91.3 million (representing the remaining $92.5 million less the amount by which the Opt-out Credit exceeded the holdback described above) that was paid during the fourth quarter of the fiscal year ended January 31, 2012, of which $82.5 million was paid through the issuance of 12,462,236 shares of CTI's common stock and the remainder paid in cash.

Under the terms of the settlement agreement, if CTI received net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI was required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI received net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI was required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI held its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement were paid in full. Following the payment by CTI of the remaining amounts payable under the settlement agreement, the security interest for the benefit of the plaintiff class in CTI's account terminated.
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
Pursuant to the amendment, Mr. Alexander agreed to waive certain rights to terminate the settlement and received the right to a credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. CTI’s settlement of claims against it in the class action was not contingent upon Mr. Alexander satisfying his payment obligations. Certain other defendants in the Direct Actions and the shareholder derivative actions agreed to pay CTI an aggregate of $1.4 million (of which $0.9 million has been received) and certain former directors relinquished certain outstanding unexercised stock options. As part of the settlement of the shareholder derivative actions, CTI paid, in October 2010, $9.4 million to cover the legal fees and expenses of the plaintiffs. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action.
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
Opt-Out Plaintiffs’ Action
On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs alleged that they were CTI shareholders who purchased CTI's publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action described above. The complaint named CTI, its former Chief Executive Officer and certain of its former officers and directors as defendants and alleged, among other things, violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options, other accounting practices at CTI and the timeline for CTI to become current in its periodic reporting obligations. The action sought compensatory damages in an unspecified amount. We filed a motion to dismiss the complaint in December 2010, and a hearing on the motion was conducted on March 4, 2011. On July 12, 2011, the Court dismissed the plaintiffs' claims related to their purchase of CTI's securities in 2007 and the claims against Andre Dahan, CTI's former President and Chief Executive Officer, and Avi Aronovitz, CTI's former Interim Chief Financial Officer, and otherwise denied CTI's motion to dismiss. On December 19, 2011, the parties executed a settlement agreement, pursuant to which CTI paid the plaintiffs approximately $9.5 million on December 28, 2011. On January 3, 2012, the parties filed a notice of dismissal, and on January 4, 2012, the Court dismissed the action.
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
SEC Civil Actions
Promptly following the discovery of the errors and improprieties related to CTI’s historic stock option grant practices and the creation of the Special Committee, CTI, through the Special Committee and its representatives, met with and informed the staff of the SEC of the underlying facts and the initiation of the Special Committee investigation. In March 2008 CTI received a “Wells Notice” from the staff of the SEC arising out of the SEC’s investigation of CTI's historical stock option grant practices and certain unrelated accounting matters. The "Wells Notice" provided notification that the staff of the SEC intended to recommend that the SEC bring civil actions against CTI alleging violations of certain provisions of the federal securities laws.
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
As a result of CTI’s inability to become current in its periodic reporting obligations under the federal securities laws in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The "Wells Notice provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI's securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (or OIP) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI’s common stock because, prior to the filing of the Comprehensive Form 10-K with the SEC on October 4, 2010, CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI’s common stock. The initial decision did not become effective until the SEC issued a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge’s initial decision to revoke the registration of CTI’s common stock and setting forth a briefing schedule under which the final brief was filed on November 1, 2010. On February 17, 2011, the SEC issued an order directing the parties to file additional briefs in the matter and such briefs were filed on March 7, 2011. In

May 2011, the SEC granted CTI’s motion for oral argument and such argument was scheduled for July 14, 2011.
On July 13, 2011, CTI entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which terms were subsequently reflected in an Offer of Settlement made on July 26, 2011 and which the SEC accepted on September 8, 2011. Under the terms of the settlement, the SEC's Division of Enforcement agreed to recommend that the SEC resolve the Section 12(j) administrative proceeding against CTI if CTI filed its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 by 5:30 p.m. EDT on September 9, 2011 (which reports were filed on July 28, 2011) and its Quarterly Report for the fiscal quarter ended July 31, 2011 on a timely basis (which report was filed timely on September 8, 2011).
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASEES OF EQUITY SECURITIES
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
From February 1, 2007 until September 22, 2011, CTI’s common stock traded on the over-the-counter securities market, commonly referred to as the “Pink Sheets,” under the symbol “CMVT.PK,” with pricing and financial information provided by the Pink OTC Markets Inc.
In September 2011, NASDAQ approved CTI's application for the relisting of its common stock on The NASDAQ Global Select Market. Trading on such exchange resumed on September 23, 2011.
The following table sets forth the high and low intra-day sales prices of CTI’s common stock, as reported by the Pink OTC Markets Inc. for the period of February 1, 2010 through September 22, 2011 and as reported by NASDAQ for the period of September 23, 2011 through January 31, 2012:

Fiscal Year	Fiscal Quarter	Low	High
2011	11/1/2011 –1/31/2012	$5.90	$7.06
	8/1/2011 –10/31/2011	$5.91	$7.65
	5/1/2011 –7/31/2011	$7.18	$7.99
	2/1/2011 –4/30/2011	$6.35	$7.62
2010	11/1/2010 –1/31/2011	$6.56	$8.23
	8/1/2010 –10/31/2010	$4.59	$8.07
	5/1/2010 –7/31/2010	$7.05	$9.18
	2/1/2010 –4/30/2010	$8.20	$9.85

As of March 15, 2012, the latest practicable date, the last reported sale price of CTI’s common stock was $6.17 per share and there were approximately 8,515 holders of record of CTI’s common stock. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners.
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
Recent Sales of Unregistered Securities
During the fourth quarter of the fiscal year ended January 31, 2012, CTI paid $82.5 million due under the court approved settlement agreement of the consolidated shareholder class action through the issuance of 12,462,236 shares of CTI's common stock. Such shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 3(a)(10) thereof.

Issuer Purchases of Equity Securities
In the fourth quarter of the fiscal year ended January 31, 2012, CTI purchased an aggregate of 30,941 shares of its common stock from certain of its directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by CTI are deposited in CTI’s treasury. CTI does not have a specific repurchase plan or program. The following table provides information regarding CTI’s purchases of its common stock in respect of each month during the fourth quarter of the fiscal year ended January 31, 2012 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
November 1, 2011 – November 30, 2011	—	$—	—	—
December 1, 2011 – December 31, 2011	5,132	$6.42	—	—
January 1, 2012 – January 31, 2012	25,809	$6.81	—	—
Total	30,941	$6.74	—	—

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data as of and for the fiscal years ended January 31, 2012, 2011, 2010, 2009 and 2008. The selected consolidated financial data as of January 31, 2012 and 2011 and for the fiscal years ended January 31, 2012, 2011 and 2010 were derived from the consolidated financial statements included in Item 15 of this Annual Report. The selected consolidated financial data as of January 31, 2010, 2009 and 2008 and for the fiscal years ended January 31, 2009 and 2008 were derived from audited consolidated financial statements that are not included in this Annual Report.
The selected financial data reflects the impact of the sale of Ulticom to a third party on December 3, 2010 (referred to as the Ulticom Sale). As a result of the Ulticom Sale, the results of operations of Ulticom, including the gain on the Ulticom Sale, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the consolidated statement of operations data for the fiscal years ended January 31, 2011, 2010, 2009 and 2008, and the assets and liabilities of Ulticom are reflected in discontinued operations in the consolidated balance sheet data as of January 31, 2010, 2009, and 2008 presented below.
The comparability of the selected consolidated financial data as of and for the fiscal years ended January 31, 2012, 2011, 2010, 2009 and 2008 has been materially affected primarily by Verint’s acquisition of Witness in May 2007, the impairment of goodwill, intangible assets and short-term investments, in each of the fiscal years ended January 31, 2009 and 2008, the incurrence of significant professional fees in connection with the Special Committee investigations, the revenue recognition evaluations and efforts to become current in periodic reporting obligations under the federal securities laws, our adoption of the new accounting standard for uncertain tax positions in the fiscal year ended January 31, 2008, our adoption of the new accounting guidance relating to revenue recognition for the fiscal year ended January 31, 2012, the repurchase by CTI of $417.3 million aggregate principal amount of certain convertible debt obligations as required under the terms of the applicable indenture in the fiscal year ended January 31, 2010 and the Ulticom Sale on December 3, 2010. The selected consolidated financial data presented should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report.

	Fiscal Years Ended January 31,
	2012	2011	2010	2009 (1)	2008 (1)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue (2)	$1,594,397	$1,623,427	$1,533,937	$1,628,627	$1,669,975
Income (loss) from operations	27,035	(49,915)	(193,101)	(193,805)	(407,589)
Net loss from continuing operations	(31,019)	(107,463)	(221,190)	(351,417)	(470,374)
Loss from discontinued operations, net of tax	—	(11,039)	(43,062)	(7,371)	(1,625)
Net Loss	(31,019)	(118,502)	(264,252)	(358,788)	(471,999)
Less: Net (income) loss attributable to noncontrolling interest	(27,707)	(13,820)	(7,783)	33,536	82,757
Net loss attributable to Comverse Technology, Inc.	(58,726)	(132,322)	(272,035)	(325,252)	(389,242)
Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic loss per share
Continuing operations	$(0.28)	$(0.61)	$(1.13)	$(1.56)	$(1.90)
Discontinued operations	—	(0.03)	(0.20)	(0.03)	(0.01)
Basic loss per share	$(0.28)	$(0.64)	$(1.33)	$(1.59)	$(1.91)
Diluted loss per share
Continuing operations	$(0.28)	$(0.62)	$(1.13)	$(1.56)	$(1.90)
Discontinued operations	—	(0.03)	(0.20)	(0.03)	(0.01)
Diluted loss per share	$(0.28)	$(0.65)	$(1.33)	$(1.59)	$(1.91)

	As of January 31,
	2012	2011 (3)	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Total assets (4)	$2,649,174	$2,813,922	$3,101,211	$3,748,268	$4,169,884
Indebtedness, including current maturities (5)	599,574	591,429	623,107	1,044,477	1,024,815
Comverse Technology, Inc. shareholders’ equity (6)	441,508	413,008	422,486	653,258	985,071
Total equity	552,752	485,887	509,722	763,187	1,123,710
Accumulated deficit	(1,766,364)	(1,707,638)	(1,575,316)	(1,303,281)	(978,029)

(1)	Includes the results of operations of Witness (i) for the entire fiscal year ended January 31, 2009 and (ii) from its acquisition by Verint in May 2007 for the fiscal year ended January 31, 2008.

(2)	Total revenue for the fiscal year ended January 31, 2012 includes an additional $63.4 million of revenue recognized as a result of the adoption of the new revenue recognition guidance.

(3)	Excludes the balance sheet data of Ulticom which was sold on December 3, 2010.

(4)	Includes assets of discontinued operations of approximately $106.8 million, $315.0 million, and $317.8 million as of January 31, 2010, 2009, and 2008, respectively.

(5)
Includes (i) outstanding secured borrowings under (a) Verint's new credit agreement as of January 31, 2012, and (b) Verint's prior facility as of January 31, 2011, 2010, 2009, and 2008, respectively, and (ii) aggregate principal amount of convertible debt obligations outstanding as of January 31, 2012, 2011, 2010, 2009, and 2008, respectively.

(6)	CTI has not declared a dividend during the fiscal years presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with Item 1, “Business,” Item 6, “Selected Financial Data,” and the consolidated financial statements and related notes included in Item 15 of this Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future financial performance that involve risks and uncertainties. See “Forward-Looking Statements” on page ii of this Annual Report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report.
Unless otherwise stated, this discussion and analysis relates to financial data as of January 31, 2012 and 2011 and for the fiscal years ended January 31, 2012, 2011 and 2010, which were derived from the consolidated financial statements included in Item 15 of this Annual Report. Percentages and amounts within this section may not calculate precisely due to rounding differences.
This discussion and analysis includes the following sections:

•	OVERVIEW, which summarizes our structure and management, significant events during the fiscal year, financial highlights and the key trends, challenges and uncertainties of our business segments;

•
RESULTS OF OPERATIONS, which provides a comparative discussion and analysis of our consolidated results of operations and, because management views and analyzes our business through our segments, a discussion and analysis of the results of operations of each of our segments (in each case, for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011, and for the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010). In addition, we discuss trends, events and uncertainties management currently believes are reasonably likely to have a material effect on future operational results;

•	LIQUIDITY AND CAPITAL RESOURCES, which provides an overview of recent liquidity developments, sources of liquidity, cash uses and other matters relating to our liquidity and capital resources;

•	OFF-BALANCE SHEET ARRANGEMENTS, which discloses certain material off-balance sheet arrangements;

•	CONTRACTUAL OBLIGATIONS, which discusses our long-term debt and other long-term and short-term contractual obligations as of January 31, 2012;

•	CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS, which discusses our accounting policies that require significant management judgment, assumptions and estimates; and

•	RECENT ACCOUNTING PRONOUNCEMENTS, which describes accounting standards that we implemented during the fiscal year and that we may be required to implement in the future.

OVERVIEW
Structure and Management of CTI and Its Subsidiaries
CTI is a holding company that conducts business through its subsidiaries, principally, its wholly-owned subsidiary, Comverse, Inc., and its majority-owned subsidiaries, Verint Systems and Starhome B.V.
As a result of the Phase II Business Transformation, we changed our reportable segments during the fiscal year ended January 31, 2012. Our reportable segments for the fiscal year are:

•	Comverse BSS - comprised of Comverse's BSS operating segment;

•	Comverse VAS - comprised of Comverse's VAS operating segment; and

•	Verint - comprised of Verint Systems and its subsidiaries.
The results of operations of all of our other operations, including the Comverse MI operating segment, Comverse's Netcentrex operations, Comverse's global corporate functions that support its business units, Starhome B.V. and its subsidiaries, miscellaneous operations and CTI's holding company operations, are included in the column captioned “All Other” as part of our business segment presentation.
CTI's management is directly responsible for the day-to-day operations of Comverse and reports to CTI's Board of Directors. CTI views its two majority-owned subsidiaries and their operations to be separate and independent from Comverse and each other. Accordingly, each of Verint Systems and Starhome B.V. has a separate management that is responsible for its day-to-day operations. Certain of CTI's officers and directors serve as members of the boards of directors of these subsidiaries.

CTI's consolidated balance sheets reflect the cash and cash equivalents held by its majority-owned subsidiaries and the indebtedness incurred by such subsidiaries. CTI, however, does not view its majority-owned subsidiaries' cash and cash equivalents as readily accessible to it and does not guarantee their indebtedness. In addition, CTI does not expect to receive cash dividends from its majority-owned subsidiaries. Verint Systems is precluded from paying cash dividends to CTI under its new credit agreement and Starhome B.V. may not pay cash dividends without the approval of certain minority shareholders under its investment agreements.
Comverse Share Distribution
As previously disclosed, CTI intends to distribute 100% of the shares of Comverse, Inc. to CTI's shareholders on a pro rata basis (referred to as the Comverse share distribution). CTI is currently exploring, and expects to finalize and announce, the structure that will result in the most efficient method of distribution. The Comverse share distribution is expected to occur in the second half of the fiscal year ending January 31, 2013. In addition, CTI is exploring alternatives to eliminate its holding company structure either simultaneous with or shortly after the distribution of the Comverse, Inc. shares. The Comverse share distribution is subject to a number of conditions, including final approval of the transaction by CTI's Board, filings with, and the completion of a review process by, the SEC, the approval of CTI shareholders and final approval of certain material agreements by the boards of each of CTI and Comverse. The Comverse share distribution may also be conditioned upon receipt of a favorable ruling from the IRS regarding certain tax aspects of the distribution.
Upon completion of the proposed Comverse share distribution and prior to the effect of any transaction that would eliminate the CTI holding company structure, CTI shareholders at the time of the distribution would continue to hold their equity in CTI as well as own 100% of the equity of Comverse, Inc.
In connection with the proposed Comverse share distribution, we have begun and expect to continue to incur significant expenses, including financial advisory, accounting, tax, consulting and legal fees.
Verint Strategic Alternative Exploration
As previously disclosed, CTI is exploring all options to maximize the value of its equity interests in Verint for the benefit of the shareholders of both CTI and Verint. The ultimate execution of any alternative will take into account a number of considerations, including, without limitation, tax efficiency and, depending upon the circumstances, the separate recommendation of Verint's directors who are not directors or officers of CTI.
Significant Events
During the fiscal year ended January 31, 2012 and subsequent thereto, the following significant events occurred:
Timely Filing of Periodic Reports; Resolution of SEC Section 12(j) Administrative Proceeding. During the second quarter of the fiscal year ended January 31, 2012, CTI completed the filing with the SEC of the delinquent periodic reports that were required to be filed under a settlement with the SEC. In September 2011, CTI resumed the timely filing of its periodic reports commencing with the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011. With the filing of such delinquent reports and the timely filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, CTI satisfied the terms of the settlement with the SEC which resolved an administrative proceeding instituted by the SEC pursuant to Section 12(j) of the Exchange Act to revoke or suspend the registration of CTI's common stock because of CTI's failure to file certain periodic reports. Accordingly, in September 2011, the SEC ordered termination of the administrative proceeding.
Expenses for accounting, tax and legal fees incurred during the fiscal year ended January 31, 2012 in connection with the filing of periodic reports and remediation of material weaknesses in internal control over financial reporting declined compared to the fiscal year ended January 31, 2011 but continued to be significant. During the fiscal year ended January 31, 2012, these expenses aggregated $37.2 million, of which $36.2 million was incurred by CTI and Comverse and $1.0 million was incurred by Verint. We expect these expenses to continue to decline, particularly after we complete the remediation of the remaining material weaknesses in internal control over financial reporting, and be eliminated over time as we enhance our internal finance and accounting personnel to replace external consultants currently assisting us in the preparation of periodic reports.
Relisting on NASDAQ. In September 2011, NASDAQ approved CTI's application for the relisting of its common stock on The NASDAQ Global Select Market. Trading on such exchange resumed on September 23, 2011.
Implementation of the Phase II Business Transformation. During the fiscal year ended January 31, 2012, Comverse implemented the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency as part of its efforts to solidify its leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. For more information, see Item 1, “Business—Comverse—Phase II Business Transformation,” Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital

Resources—Restructuring Initiatives—Business Transformation” and note 11 to the consolidated financial statements included in Item 15 of this Annual Report.
Final Payments under Consolidated Shareholder Class Action Settlement Agreement and Release of ARS. In December 2009, CTI entered into an agreement, which was amended in June 2010, to settle the consolidated shareholder class action. During the fiscal year ended January 31, 2012, CTI paid the remaining amounts payable under the settlement agreement of the consolidated shareholder class action aggregating $141.3 million, of which $82.5 million was paid through the issuance of 12,462,236 shares of CTI's common stock and the remainder was paid in cash. Following the payment by CTI of such amounts, the security interest for the benefit of the plaintiff class in the account in which CTI held its auction rate securities (or ARS) and cash proceeds from sales and redemptions of ARS (including interest thereon) terminated. For a more comprehensive discussion, see Item 3, “Legal Proceedings—Proceedings Related to CTI's Special Committee Investigations—Settlement Agreements” and note 26 to the consolidated financial statements included in Item 15 of this Annual Report.
Sale of ARS. In the fiscal year ended January 31, 2012, CTI sold approximately $86.9 million aggregate principal amount of ARS (constituting substantially all of its ARS portfolio) for approximately $75.0 million in cash.
Settlement of Opt-Out Plaintiffs' Action. In December 2011, CTI agreed to settle an action initiated by Maverick Fund, L.D.C. and certain affiliated investment funds, which opted not to participate in the settlement of the consolidated shareholder class action. Pursuant to the settlement agreement, CTI paid the plaintiffs approximately $9.5 million. For a more detailed discussion, see Item 3, “Legal Proceedings—Proceedings Related to CTI's Special Committee Investigations—Opt-Out Plaintiffs' Action” and note 26 to the consolidated financial statements included in Item 15 of this Annual Report.
FCPA Litigation Settlement. In April 2011, CTI entered into a non-prosecution agreement with the DOJ and a settlement agreement with the SEC. These agreements resolved allegations that CTI and certain of its foreign subsidiaries violated the books and records and internal controls provisions of the FCPA by inaccurately recording certain improper payments made from 2003 through 2006 by certain former employees and an external sales agent of Comverse Ltd. or its subsidiaries, in connection with the sale of certain products in foreign jurisdictions.
Under the non-prosecution agreement with the DOJ, CTI paid a fine of $1.2 million to the DOJ. Under its settlement agreement with the SEC, CTI paid approximately $1.6 million in disgorgement and pre-judgment interest. For a more detailed discussion, see Item 3, “Legal Proceedings—Investigation of Alleged Unlawful Payments” and note 26 to the consolidated financial statements included in Item 15 of this Annual Report.
Appointment of Chief Executive Officer. Effective March 4, 2011, Charles Burdick was appointed as Executive Chairman and Chief Executive Officer, replacing Andre Dahan. Prior to his appointment, Mr. Burdick served as CTI's non-executive Chairman of the Board.
Changes in Board Composition. In September 2011, Mr. Richard Nottenburg and Mr. A. Alexander Porter, Jr., each advised CTI that, for personal reasons, he will not seek re-election as a director at CTI's annual shareholder meeting held on November 16, 2011. Each of Messrs. Nottenburg and Porter indicated that his decision was not a result of any disagreement with CTI. In addition, at the annual shareholder meeting, each of Mr. Raz Alon and Mr. Joseph O'Donnell did not receive a majority of the votes cast as required by CTI's By-Laws. Consequently, and, in accordance with CTI's Corporate Governance Guidelines and Principles, each of Messrs. Alon and O'Donnell tendered his resignation from the Board, which resignations were accepted by the Board.
Approval of the 2011 Stock Incentive Compensation Plan. In September 2011, CTI's Board approved the Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan (referred to as the 2011 Incentive Plan) and such plan was approved by CTI's shareholders at the annual shareholder meeting held on November 16, 2011. A total of 22,000,000 shares of CTI common stock are reserved for issuance under the 2011 Incentive Plan. Equity awards may be granted under the 2011 Incentive Plan to employees, non-employee directors and consultants as well as employees and consultants of our subsidiaries and affiliates. CTI intends to grant future equity awards solely under the 2011 Incentive Plan.
Verint Debt Refinancing. On April 29, 2011, Verint (i) entered into a credit agreement (referred to as the new credit agreement) with a group of lenders and Credit Suisse AG, as administrative agent and collateral agent for the lenders (referred to in such capacities as the agent), and (ii) terminated the credit agreement, dated May 25, 2007 (referred to as the prior facility).
The new credit agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (referred to as the new term loan facility) and a $170.0 million revolving credit facility maturing in April 2016 (referred to as the new revolving credit facility), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the new credit agreement. As of January 31, 2012, Verint had no outstanding borrowings under the new revolving credit facility. For additional discussion, see “—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities” and note 12 to the consolidated financial statements included in Item 15 of this Annual Report.

Verint's Business Acquisitions. During the fiscal year ended January 31, 2012, Verint completed seven business combinations that included the acquisitions of Global Management Technologies Corporation (or GMT), a privately-held provider of workforce management solutions, Vovici Corporation (or Vovici), a U.S.-based privately-held provider of online survey management and enterprise feedback solutions, and a privately-held provider of communications intelligence solutions, data retention services and network performance management based in the Americas region. For more information relating to these acquisitions, see note 6 to the consolidated financial statements included in Item 15 of this Annual Report.
Changes to Verint's Board. On March 16, 2012, the Board of Directors of CTI in its capacity as Verint's controlling stockholder, determined to propose a change in the composition of Verint's Board such that each of Charles Burdick, John Bunyan and Paul Baker, officers of CTI, would cease to serve on the Verint Board and each of Augustus Oliver, Theodore Schell and Mark Terrell, members of the CTI Board, would be appointed to the Verint Board. On March 18, 2012, at a meeting of the Verint Board, the resignations of each of Messrs. Burdick, Bunyan and Baker from the Verint Board were accepted and each of Messrs. Oliver, Schell and Terrell were appointed to fill the vacancies resulting from such resignations.
Liquidity Forecast at CTI and Comverse
We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months. For a more comprehensive discussion of our liquidity forecast, see “—Liquidity and Capital Resources—Financial Condition of CTI and Comverse—Liquidity Forecast.”
Adoption of New Revenue Recognition Guidance
On February 1, 2011, we adopted new accounting guidance relating to revenue recognition on a prospective basis. This guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements consisting of tangible products by establishing a selling price hierarchy. For the fiscal year ended January 31, 2012, consolidated total revenue included $63.4 million of additional revenue that was recognized as a result of the adoption of the new guidance, of which $42.7 million, $5.8 million, $12.4 million, $2.1 million and $0.4 million was recognized by Comverse BSS, Comverse VAS, Verint, Starhome and Comverse MI, respectively. For more information, see note 1 to the consolidated financial statements included in Item 15 of this Annual Report. Such additional revenue included $40.9 million, $39.4 million, $1.1 million, and $0.4 million of revenue recognized by our company (on a consolidated basis), Comverse BSS, Comverse VAS and Comverse MI, respectively, under the new guidance as compared to the revenue that would have been recognized under prior accounting guidance for the fiscal year ended January 31, 2012 resulting from material modifications of certain existing contracts, which were entered into in connection with change orders that included the purchase of additional customer solutions and services and the expansion of projects by customers.
Changes in Reportable Segments
During the fiscal year ended January 31, 2012, we changed our reportable segments. Our reportable segments now consist of Comverse BSS, Comverse VAS, and Verint. The results of operations of all of our other operations are included in the column captioned “All Other” as part of our business segment presentation. The operating segments included in “All Other” do not meet the quantitative thresholds required for a separate presentation or the aggregation criteria under segment reporting guidance. Specifically, they do not have similar economic characteristics with any separately presented reportable segment.
The changes in reportable segments are attributable to the implementation of the Phase II Business Transformation at Comverse that focuses on process reengineering to maximize business performance, productivity and operational efficiency. For a more comprehensive discussion relating to the Phase II Business Transformation, see Item 1, “Business—Comverse Phase II Business Transformation” and note 11 to the consolidated financial statements included in Item 15 of this Annual Report. As a result of the Phase II Business Transformation, Comverse BSS, Comverse VAS and Comverse MI became operating segments. In addition, Comverse created Comverse GLS, which provides customer post-delivery services. The revenue of each of Comverse BSS, Comverse VAS and Comverse MI includes the revenue generated by Comverse GLS that is attributable to the operations of each such operating segment. The costs and expenses of each of Comverse BSS, Comverse VAS and Comverse MI are comprised of direct costs, such as product materials and personnel-related costs, and costs and expenses incurred by Comverse GLS in connection with the operations of each such operating segment. The chief operating decision maker (or CODM), CTI's Chief Executive Officer, uses the segment performance of Comverse BSS, Comverse VAS and Comverse MI, after including the amounts attributable to Comverse GLS, for assessing the financial results of the segments and for the allocation of resources. The discrete financial information of Comverse GLS is not used by the CODM for the assessment of financial results or the allocation of resources.
We have recast the presentation of our segment information for the fiscal years ended January 31, 2011 and 2010 to reflect these reportable segments. We do not maintain balance sheets for the Comverse BSS, Comverse VAS and Comverse MI operating segments. For a more comprehensive discussion relating to the changes in our reportable segments, see notes 1 and 23 to the consolidated financial statements included in Item 15 of this Annual Report.

Segment Performance
We evaluate our business by assessing the performance of each of our operating segments. CTI's Chief Executive Officer is its CODM. The CODM uses segment performance, as defined below, as the primary basis for assessing the financial results of the operating segments and for the allocation of resources. Segment performance, as we define it in accordance with the Financial Accounting Standard Board's (or the FASB) guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. Segment performance, as defined by management, represents operating results of a segment without the impact of significant expenditures incurred by the segment in connection with the efforts to become or remain current in periodic reporting obligations under the federal securities laws which are expected to be eliminated over time, certain non-cash charges, and certain other gains and charges.
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic evaluation related costs; (vi) impairment of property and equipment; (vii)  impairment charges; (viii) litigation settlements and related costs; (ix) acquisition-related charges; (x) restructuring and integration charges; and (xi) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with our efforts to (a) complete current and previously issued financial statements and audits of such financial statements, (b) become current in our periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting. Compliance-related professional fees and compliance-related compensation and other expenses recorded for the fiscal year ended January 31, 2012 also relate to fees and expenses incurred in connection with the timely filing of certain periodic reports which fees and expenses are expected to be eliminated over time as we enhance our internal finance and accounting personnel to replace external consultants currently assisting us in the preparation of periodic reports. Strategic evaluation related costs include financial advisory, accounting, tax, consulting and legal fees incurred in connection with our evaluation of strategic alternatives, including the proposed Comverse share distribution. For additional information on how we apply segment performance to evaluate the operating results of our segments for each of the fiscal years ended January 31, 2012, 2011 and 2010, see notes 1 and 23 to the consolidated financial statements included in Item 15 of this Annual Report.
In evaluating each segment's performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint's segment performance for the fiscal year ended January 31, 2012, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB's guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a stand-alone basis with respect to acquisitions consummated by Verint during the periods presented. Verint did not have segment revenue adjustments for the fiscal years ended January 31, 2011 and 2010.

Segment Financial Highlights
The following table presents, for the fiscal years ended January 31, 2012, 2011 and 2010, segment revenue, gross margin, income (loss) from operations, operating margin, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our reportable segments and All Other:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(Dollars in thousands)
Comverse BSS
Segment revenue	$365,008	$340,502	$349,089
Gross margin	45.3%	43.5%	41.7%
Income from operations	77,095	56,354	44,165
Operating margin	21.1%	16.6%	12.7%
Segment performance	96,776	76,416	65,770
Segment performance margin	26.5%	22.4%	18.8%
Comverse VAS
Segment revenue	$356,413	$460,899	$384,965
Gross margin	45.3%	56.7%	50.9%
Income from operations	123,936	175,327	93,748
Operating margin	34.8%	38.0%	24.4%
Segment performance	125,963	175,657	96,210
Segment performance margin	35.3%	38.1%	25.0%
Verint
Segment revenue	$796,247	$726,799	$703,633
Gross margin	66.3%	67.2%	65.9%
Income from operations	86,478	73,105	65,679
Operating margin	10.9%	10.1%	9.3%
Segment performance	176,552	184,586	195,619
Segment performance margin	22.2%	25.4%	27.8%
All Other
Segment revenue	$94,785	$98,636	$98,204
Gross margin	8.8%	5.9%	6.7%
Loss from operations	(260,565)	(355,934)	(399,631)
Operating margin	(274.9)%	(360.9)%	(406.9)%
Segment performance	(172,993)	(197,685)	(221,252)
Segment performance margin	(182.5)%	(200.4)%	(225.3)%
For a discussion of the results of our segments, see “—Results of Operations.”
Comverse Subsidiary Financial Highlights
As discussed above, we changed our reportable segments as a result of the implementation of the Phase II Business Transformation at Comverse and the manner in which our CODM reviews the financial results of Comverse and allocates resources to our operating segments. We are providing the following additional information, presenting highlights of the results of operations of the previous Comverse reportable segment. We believe that such presentation provides useful information to investors regarding the performance of our Comverse subsidiary, including comparability to previously reported financial information. The additional information provided is not a replacement for or subset of business segment information.

	Fiscal Years Ended January 31,
	2012	2011	2010
	(Dollars in thousands)
Comverse revenue	$771,157	$862,836	$794,787
Gross margin	39.2%	45.1%	40.5%
Income (loss) from operations	11,442	(59,776)	(214,216)
Operating margin	1.5%	(6.9)%	(27.0)%
Comverse performance(1)	73,845	74,007	(41,783)
Comverse performance margin	9.6%	8.6%	(5.3)%

(1)
Comverse performance represents the operating results of our Comverse subsidiary without the impact of significant expenditures incurred by Comverse in connection with our efforts to become or remain current in periodic reporting obligations under the federal securities laws which are expected to be eliminated over time, certain non-cash charges, and certain other gains and charges.

For more information, see note 23 to the consolidated financial statements included in Item 15 of this Annual Report.
Business Trends and Uncertainties
Comverse
During the second half of the fiscal year ended January 31, 2011, we commenced certain initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, significantly reducing its annualized operating costs. During the fiscal year ended January 31, 2012, Comverse implemented the Phase II Business Transformation. As part of the Phase II Business Transformation, Comverse is seeking to achieve long-term improved operating performance and sustainable positive operating cash flows. We believe that during the fiscal year ended January 31, 2012, Comverse realized some of the benefits of these initiatives. In the fiscal year ended January 31, 2012, Comverse had income from operations, a change from loss from operations for the prior fiscal year, and significantly reduced its negative cash flows from operations despite a decline in revenue. We believe that the improvement in performance and cash flows is attributable, to a large extent, to management's enhanced focus on profitability, improved cash collections and cost reduction measures.
As part of the Phase II Business Transformation, Comverse has achieved cost reduction through process reengineering to maximize business performance, productivity and operational efficiency. In addition, compliance-related professional fees declined significantly during the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011.
We believe that further cost reductions will result primarily from declines in compliance-related professional fees as a result of becoming timely in the filing of our periodic reports. Such fees are expected to decline further after we complete the remediation of the remaining material weakness in internal control over financial reporting and be eliminated over time as we enhance our internal finance and accounting personnel to replace external consultants currently assisting us in the preparation of periodic reports. These cost reductions may be partially offset by, among other factors, the increasing complexity of project deployment which may result in higher product delivery costs and significant expenses expected to be incurred in connection with the proposed Comverse share distribution.
As part of the Phase II Business Transformation, Comverse restructured its operations into new business units. As a result, Comverse's principal business activities are reported through the following segments:

•
Comverse BSS, which conducts Comverse's converged, prepaid and postpaid billing and active customer management systems business and includes groups engaged in product management, professional services, research and development and product sales support; and

•
Comverse VAS, which conducts Comverse's value-added services business and includes groups engaged in VAS delivery, voice product research and development, messaging product research and development and product sales support.

Comverse BSS
Overview
As part of its previously disclosed strategy, Comverse BSS is continuing its efforts to expand its presence and market share in the BSS market with BSS solutions that we believe offer several advantages over competitors' offerings, including faster time to market and lower total cost of ownership. Comverse BSS continues to leverage its existing prepaid and postpaid customer base to offer upgrades to its Comverse ONE converged billing solution, which we believe better addresses the enhanced business needs of communication service providers. In addition, Comverse BSS continues to aggressively pursue opportunities to market its BSS solutions, primarily Comverse ONE, to new customers as part of its efforts to increase its customer base. As a result, Comverse BSS is currently beginning to experience a shift in product mix as the portion of sales of its advanced Comverse ONE converged billing solution continues to increase and the portion of sales of its traditional stand-alone prepaid and postpaid BSS solutions continues to decline.
Communication service providers are experiencing growth in global wireless subscriptions and traffic and the rapid growth in the use of advanced services, such as data services and Internet browsing. In response to these market trends, communication service providers require enhanced BSS system functionality to accommodate their business needs. As a result, Comverse BSS is facing increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance which are often required for revenue recognition and receipt of payment. To address these challenges, Comverse BSS improved, and continues to improve, its delivery and implementation capabilities which resulted in reduced cost, faster delivery time and increased customer satisfaction. In addition, Comverse BSS continues to focus on increasing its revenue and improving its margins by broadening its customer solution and service offerings, including managed services, to existing and new customers.
During the fiscal year ended January 31, 2012, Comverse BSS experienced an increase in maintenance revenue and a significant decline in BSS customer solutions orders. The increase in BSS maintenance revenue was primarily attributable to an increase in the installed base of Comverse BSS customer solutions and increased collections that resulted in the recognition of additional revenue. We believe the decrease in orders for BSS customer solutions was attributable mainly to the deferral of BSS projects by customers, primarily in the fourth quarter. In addition, we believe that BSS customer solutions order activity was adversely affected during the fiscal year by uncertainty in economic conditions that prompted existing and potential customers to defer significant capital investments involved in deploying our BSS solutions and upgrading existing prepaid or postpaid systems to our converged BSS solution and concerns on the part of customers about our financial condition. We believe a portion of the decline was also attributable to the maturation of certain markets that historically accounted for a significant portion of our BSS growth. The decline in orders for BSS customer solutions during the fiscal year continues the previously disclosed adverse business trend that began in 2008.
We expect orders for BSS customer solutions to increase as customers make certain purchasing decisions that had been delayed. In addition, we anticipate that customers will become increasingly willing to contract with us for Comverse BSS's solutions as concerns about our financial condition are lessened following our successful implementation of initiatives to improve our cash position, CTI becoming current in its reporting obligations under the federal securities laws , the resolution of an administrative proceeding brought by the SEC, the payment of all amounts due under the consolidated shareholder class action settlement agreement and the relisting of CTI's common stock on NASDAQ. In addition, we believe that customers will begin to more fully recognize that Comverse BSS's solutions offer several advantages over competitors' offerings. We also continue to pursue growth opportunities in certain emerging markets, including Africa, south Asia and Latin America, with existing and potential customers as they expand their market reach. However, if BSS customer solutions order activity does not increase, Comverse's revenue and profitability would likely be materially adversely affected and we may be required to implement further cost reduction measures and other initiatives to preserve and enhance our cash position.
We believe that Comverse BSS's solutions offering has the potential to become a key driver of growth going forward. Based on interactions with existing and potential customers, we expect that Comverse BSS will continue to build on the strength of its Comverse ONE solution, particularly in the converged billing segment of the BSS market, which is expected to grow rapidly over the next few years. We also expect that growth in mobile data traffic will increase the demand for Comverse's mobile Internet solutions, which include policy management and enforcement, deep packet inspection, traffic management and video optimization capabilities, all of which are integrated into our BSS solution.
Strategy
There are several elements to Comverse BSS's strategy, including:

•
Expand Comverse's presence and market share in the BSS market. We believe Comverse's BSS solutions offer customers several advantages over competitors' solutions, including faster time to market and lower total cost of ownership. We intend to focus on expanding Comverse's position in the converged billing market through new engagements with large and established communication service providers;

•
Leverage existing customer base. We intend to continue aggressively marketing our Comverse ONE converged billing solution to existing customers seeking to upgrade their prepaid or postpaid billing systems;

•	Expand service offering. Comverse intends to expand and further improve its customer post-delivery services and support offering through the dedicated resources of Comverse GLS;

•	Focus on offering managed services. We intend to continue to offer our customers managed services. Managed services enable us to assume responsibility for the operation and management of our customers' billing systems. Our customers receive improved efficiencies and realize long-term savings relating to the operation and management of their systems, thereby allowing them to focus on their own internal business needs and strengths with reduced management distraction. Managed services also benefit us, as a source of predictable revenue and long-term relationships; and

•	Improve margins and competitive position by reducing delivery cost. Comverse BSS intends to continue to seek improvement in its margins, primarily by reducing its product delivery and support costs.
Comverse VAS
Overview
Revenue and orders related to VAS customer solutions for the fiscal year ended January 31, 2012 declined compared to the fiscal year ended January 31, 2011. These declines are attributable in part to Comverse's strategy to pursue primarily higher margin VAS projects which led to lower levels of VAS revenue and customer order activity consistent with our expectations. Due to the implementation Comverse's strategy, we expect that VAS revenue and customer order activity may continue to decline moderately.
Comverse VAS continues to maintain its market leadership in voice-based products, such as voicemail and call completion. However, in recent years, the telecommunications industry in which Comverse VAS operates has undergone and continues to undergo significant changes. The changes which are adverse to Comverse VAS include: (i) the emergence of new, low-cost competitors from emerging markets, (ii) the proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the maturation of the wireless services industry, particularly as it relates to voice-based services, such as voicemail, resulting in a decreasing rate of growth in the subscriber base of Comverse VAS's telecommunication service provider customers and in their capital spending budgets, (iv) the relative commoditization of some voice and SMS text message services, (v) increased dependence for growth on emerging markets with a lower average revenue per user, and (vi) changes in the regulatory environment. We believe these changes have reduced demand for Comverse VAS's products and services and increased pricing pressures, which have in turn reduced revenue and margins. Although we believe that Comverse VAS's products and services are superior to those of its low-cost competitors in emerging markets, as a result of these adverse trends, Comverse VAS conducted an extensive evaluation of its cost structure and implemented measures to increase efficiency and significantly reduce the costs of providing its products and services. In addition, Comverse VAS is continuing to implement its strategy to pursue primarily higher margin VAS projects.
At the same time, global wireless subscriptions and traffic have continued to grow, and emerging wireless segments, such as data services and Internet browsing, have experienced rapid adoption and growth in use. These trends support demand for several of our products. As part of its efforts to maintain its market position and leverage these recent trends, Comverse VAS is engaged in the promotion of advanced offerings, such as visual voicemail, call management, IP Engine (an IP-based messaging platform) and a Service Enablement Middleware cloud-based solution. We believe demand for advanced offerings may grow due to the increasing deployment of smartphones by wireless communication service providers. Accordingly, Comverse continues to expend significant resources on VAS research and development activities in order to enhance existing products and develop new solutions. For additional information, see Item 1, “Business—Comverse—Products—Comverse Value-Added Services Solutions—Next Generation VAS Solutions.”
Strategy
There are several elements to Comverse VAS's strategy, including:

•
Maintain market leadership in established voice-based services. We intend to maintain our strong market leadership position in voice-based services, such as voicemail and call completion, in part through the promotion of advanced offerings such as visual voicemail and call management;

•	Expand service offering. Comverse intends to expand and further improve its customer post-delivery services and support offering through the dedicated resources of Comverse GLS;

•
Improve margins and competitive position by reducing delivery cost. Comverse VAS intends to continue to seek improvement in its margins by pursuing primarily higher margin VAS projects and reducing its product delivery and support costs; and

•
Leverage the communication service providers' transition to IP networks. We plan to continue to market our next generation VAS products to communication service providers seeking to transition their networks to newer IP technology, such as 4G LTE. Our next generation VAS products portfolio is designed to provide our customers with the flexibility of effecting a VAS IP transition either by leveraging their existing systems or through the gradual deployment of “all-IP” VAS infrastructure.

Uncertainties Impacting Future Performance
Mix of Revenue
As discussed above, as part of its strategy, Comverse is continuing its efforts to expand its BSS business and pursue primarily higher margin VAS projects which have resulted in lower VAS revenue. Currently, we are unable to predict whether increases in BSS revenue, if any, will exceed or fully offset declines in VAS revenue. If BSS revenue does not increase, or if increases in BSS revenue do not exceed or fully offset declines in VAS revenue, Comverse's revenue, profitability and cash flows would likely be materially adversely affected.
Due to current market trends and consumer preferences, we expect that the advanced offerings of Comverse BSS and Comverse VAS will account for a larger portion of their revenue. Although the advanced offerings of Comverse BSS and Comverse VAS have proven to be initially successful, it is unclear whether such advanced offerings will be widely adopted by existing and potential customers. Currently, we are unable to predict whether increases in sales of advanced offerings will exceed or fully offset declines that Comverse BSS and Comverse VAS may experience in the sale of traditional solutions. If sales of advanced offerings do not increase or if increases in sales of advanced offerings do not exceed or fully offset any declines in sales of traditional solutions, due to adverse market trends or changes in consumer preferences, the revenue, profitability and cash flows of Comverse BSS and Comverse VAS would likely be materially adversely affected.
Customer Confidence
We believe that Comverse BSS and Comverse VAS may have lost business opportunities due to concerns on the part of customers about our financial condition. We anticipate that these concerns will ease as a result of the successful implementation of initiatives to improve our cash position, CTI becoming current in its reporting obligations, the resolution of the administrative proceeding under Section 12(j) of the Exchange Act with the SEC and the payment of all amounts due under the consolidated shareholder class action settlement agreement. We also believe that the relisting of CTI's common stock on NASDAQ has enhanced Comverse's market perception and will increase the willingness of customers and partners to purchase our solutions and services.
Global Economic Conditions
The business of Comverse BSS and Comverse VAS is impacted by general economic conditions. The weakness in the global economy in recent years has materially and adversely affected the telecommunications industry. Many customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many customers of Comverse BSS and Comverse VAS have implemented cost cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted in reduced demand for our products, services and solutions, longer customer purchasing decisions and pricing pressures.
During the fiscal year ended January 31, 2012, the global economy experienced a gradual recovery resulting in a moderate increase in levels of spending by customers. Concurrently, however, there have been adverse developments in global debt markets (including European sovereign debt) and other indications of a slowdown in the global economic recovery. These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty, and will likely continue to do so. If the recovery in the global economy is curtailed and market conditions worsen, our existing and potential customers could reduce their spending, which, in turn, could reduce the demand for our products and services.
Difficulty in Forecasting Operating Results
The operating results of Comverse are difficult to predict. A high percentage of Comverse's customer orders has typically been generated late in the fiscal quarter. In addition, based on historical industry spending patterns of communication service providers, Comverse typically forecasts its highest customer order activity to occur in its fourth fiscal quarter. This trend makes it difficult for Comverse to forecast its annual customer order activity and to implement effective measures to cover any shortfalls of prior fiscal quarters if customer orders for the fourth fiscal quarter fail to meet its expectations. Furthermore, Comverse continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for BSS and VAS installations typically involve a lengthy, complex and highly competitive bidding and selection process, and its ability to obtain particular contracts is inherently difficult to predict. A delay, cancellation or other factor resulting in the postponement or cancellation of significant orders may cause us to miss our financial projections, which may not be discernible until the end of a financial reporting period.

Verint Segment
Business Overview
Verint is a global leader in Actionable Intelligence solutions and value-added services. Verint's solutions enable organizations of all sizes to make more timely and effective decisions to improve enterprise performance and enhance safety. More than 10,000 organizations in over 150 countries—including more than 85% of the Fortune 100—use Verint's Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video and unstructured text.
In the enterprise intelligence market, Verint's workforce optimization and voice of the customer solutions help organizations enhance customer service operations in contact centers, branches and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, Verint's communications and cyber intelligence, video and situation intelligence and public safety solutions help government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.
Verint's Business
Verint serves two markets through three product lines. Verint's Enterprise Intelligence product line serves the enterprise workforce optimization market, while its Video Intelligence and Communications Intelligence product lines serve the security intelligence market.
Verint is a leading provider of enterprise intelligence software and services. Verint's solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, facilitating compliance and enhancing products and services.
Verint is a leading provider of networked IP video solutions and a provider of situation management solutions designed to optimize security and enhance operations. Verint's Video Intelligence solutions portfolio includes IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, networked video recorders and physical security information management.
Verint is also a leading provider of communications intelligence solutions and a developer of cyber intelligence solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats and detect and thwart cyber attacks. Verint's solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence.
Verint's Strategy
Verint's strategy to further enhance its position as a leading provider of enterprise intelligence and security intelligence solutions worldwide includes the following key elements:

•
Continue to drive the development of Actionable Intelligence solutions for unstructured data. Verint was a pioneer in the development of solutions that help businesses and governmental organizations derive intelligence from unstructured data. Verint intends to continue to drive the adoption of Actionable Intelligence solutions designed to provide a high return on investment by delivering software and services to the enterprise intelligence and security intelligence markets.

•
Maintain market leadership through innovation and customer centricity. Verint believes that to compete successfully, it must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their unstructured data. In order to do this, Verint intends to continue to make significant investments in research and development, protect its intellectual property through patents and other means, and maintain a regular dialog with its customer base in order to understand their business objectives and requirements.

•
Continue to expand Verint's market presence through OEM and partner relationships. Verint has expanded its relationships with OEMs and other channel partners. Verint believes that these relationships broaden its market coverage, and intends to continue expanding its existing relationships, while creating new ones.

•
Augment Verint's organic growth with acquisitions. Verint examines acquisition opportunities regularly as a means to add technology, increase its geographic presence, enhance its market leadership or expand into adjacent markets. Historically, Verint has engaged in acquisitions for all of these purposes and expects to continue doing so in the future when strategic opportunities arise.

Key Trends and Developments in Verint's Business
Verint believes that there are many factors that affect its ability to sustain and increase both revenue and profitability, including:

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

•
Verint's debt instruments may constrain its investment and growth. Verint is subject to various restrictive covenants under its new credit agreement, as well as a leverage ratio financial covenant. As a result, Verint's new credit agreement limits its ability to incur additional debt, engage in mergers and acquisitions or make certain investments in its business. These limitations may impede Verint's ability to execute upon its business strategy.

•	Information technology spending. Verint's growth and results depend in part on general economic conditions and the pace of growth in information technology spending.

RESULTS OF OPERATIONS
The following discussion provides an analysis of our consolidated results and the results of operations of each of our segments for the fiscal years presented. The discussion of our consolidated results relates to the consolidated results of CTI and its subsidiaries. The discussion of the results of operations of each of our segments provides a more detailed analysis of the results of each segment presented. Accordingly, the discussion of our consolidated results should be read in conjunction with the discussions of the results of operations of our segments.
Fiscal Year Ended January 31, 2012 Compared to Fiscal Year Ended January 31, 2011
Consolidated Results

	Fiscal Years Ended January 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$1,594,397	$1,623,427	$(29,030)	(1.8)%
Income (loss) from operations	27,035	(49,915)	76,950	154.2%
Interest income	4,334	4,105	229	5.6%
Interest expense	(33,332)	(30,813)	(2,519)	8.2%
Loss on extinguishment of debt	(8,136)	—	(8,136)	N/M
Other income, net	22,031	6,392	15,639	244.7%
Income tax provision	(42,951)	(37,232)	(5,719)	15.4%
Net loss from continuing operations	(31,019)	(107,463)	76,444	(71.1)%
Loss from discontinued operations, net of tax	—	(11,039)	11,039	N/M
Net loss	(31,019)	(118,502)	87,483	(73.8)%
Less: Net income attributable to noncontrolling interest	(27,707)	(13,820)	(13,887)	100.5%
Net loss attributable to Comverse Technology, Inc.	$(58,726)	$(132,322)	$73,596	(55.6)%
Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic
Continuing operations	$(0.28)	$(0.61)	$0.33
Discontinued operations	$—	$(0.03)	$0.03
Diluted
Continuing operations	$(0.28)	$(0.62)	$0.34
Discontinued operations	$—	$(0.03)	$0.03
Net loss attributable to Comverse Technology, Inc.:
Net loss from continuing operations	$(58,726)	$(125,617)	$66,891
Loss from discontinued operations, net of tax	—	(6,705)	6,705
Net loss attributable to Comverse Technology, Inc.	$(58,726)	$(132,322)	$73,596

Total Revenue
Total revenue was $1,594.4 million for the fiscal year ended January 31, 2012, a decrease of $29.0 million, or 1.8%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to declines in revenue of $104.5 million and $3.9 million at the Comverse VAS segment and All Other, respectively, partially offset by increases in revenue of $24.5 million and $55.8 million at the Comverse BSS and Verint segments, respectively, for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011. Total revenue for the fiscal year ended January 31, 2012 includes $63.4 million of additional revenue that was recognized as a result of the adoption of the new accounting guidance relating to revenue recognition. For a more comprehensive discussion, see “—Overview—Adoption of New Revenue Recognition Guidance” and note 1 to the consolidated financial statements included in Item 15 of this Annual Report.

Income (loss) from Operations
Income from operations was $27.0 million for the fiscal year ended January 31, 2012, a change of $77.0 million compared to a loss from operations of $49.9 million for the fiscal year ended January 31, 2011. The change was primarily attributable to:

•	a $124.5 million decrease in compliance-related professional fees, primarily within All Other and the Verint segment;

•	a $20.4 million decrease in stock-based compensation in the Verint segment and All Other; and

•	a $9.2 million decrease in restructuring charges within All Other.
The change was partially offset by:

•	a $26.0 million increase in cost of revenue, attributable to the Comverse BSS and Verint segments, partially offset by a decrease at the Comverse VAS segment and All Other; and

•
a $22.4 million change attributable to $4.9 million of litigation settlement costs for the fiscal year ended January 31, 2012 compared to litigation settlement income of $17.5 million received by CTI in connection with the settlements of the consolidated shareholder derivative actions and consolidated shareholder class action in the fiscal year ended January 31, 2011.

Interest Income
Interest income was $4.3 million for the fiscal year ended January 31, 2012, an increase of $0.2 million, or 5.6%, compared to the fiscal year ended January 31, 2011.
Interest Expense
Interest expense was $33.3 million for the fiscal year ended January 31, 2012, an increase of $2.5 million, or 8.2%, compared to the fiscal year ended January 31, 2011. The increase was primarily attributable to a $2.5 million increase in interest expense at the Verint segment, principally due to a higher interest rate on Verint's borrowings associated with the amendment to its prior facility entered into in July 2010 and its new credit agreement entered into in April 2011.
Loss on Extinguishment of Debt
During the fiscal year ended January 31, 2012, Verint recorded an $8.1 million loss in connection with the termination of its prior facility in April 2011. For additional discussion, see “—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities.”
Other Income, Net
Other income, net was $22.0 million for the fiscal year ended January 31, 2012, an increase of $15.6 million, or 244.7%, compared to the fiscal year ended January 31, 2011. The increase was attributable to:

•
a $6.7 million impairment charge recorded for the fiscal year ended January 31, 2011 in respect of CTI's right to require UBS to repurchase from CTI eligible ARS at par value (which CTI exercised in June 2010), with no corresponding charge recorded for the fiscal year ended January 31, 2012;

•	$4.8 million of income recorded in the fiscal year ended January 31, 2012 in connection with proceeds received as part of a settlement of certain CTI claims against a third party; and

•
$3.1 million of net realized and unrealized losses on Verint's interest rate swap (which was terminated in July 2010) recorded for the fiscal year ended January 31, 2011, with no corresponding losses recorded for the fiscal year ended January 31, 2012.

Income Tax Benefit (Provision)
Income tax provision was $43.0 million for the fiscal year ended January 31, 2012, representing an effective tax rate of 360.0%, compared to income tax provision of $37.2 million, representing an effective tax rate of (53.0)% for the fiscal year ended January 31, 2011. During the fiscal year ended January 31, 2012 the effective tax rate was higher than the U.S. Federal statutory rate of 35% and during the fiscal year ended January 31, 2011 the effective tax rate was negative primarily due to the mix of income and losses by jurisdiction and because we did not record an income tax benefit of losses in certain jurisdictions in which we maintain valuation allowances against certain of our U.S. and foreign net deferred tax asset. The income tax provision for the period is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the fiscal years ended January 31, 2012 and 2011.

The change in our effective tax rate for the fiscal year ended January 31, 2012, compared to the fiscal year ended January 31, 2011 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, of $11.0 million for the fiscal year ended January 31, 2011 represented the results of operations of Ulticom for the fiscal year ended January 31, 2011 less applicable income taxes. Ulticom was sold on December 3, 2010.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $27.7 million for the fiscal year ended January 31, 2012, an increase of $13.9 million, or 100.5%, compared to net income attributable to noncontrolling interest for the fiscal year ended January 31, 2011. The increase was primarily attributable to an increase in Verint's net income for the fiscal year ended January 31, 2012 as compared to the fiscal year ended January 31, 2011, as well as an increase in the percentage ownership of Verint by Verint's stockholders other than CTI.

Segment Results
Comverse BSS

	Comverse BSS
	Fiscal Years Ended January 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$365,008	$340,502	$24,506	7.2%
Intercompany revenue	—	—	—	—
Total revenue	365,008	340,502	24,506	7.2%
Costs and expenses:
Cost of revenue	199,811	192,516	7,295	3.8%
Research and development, net	60,473	63,357	(2,884)	(4.6)%
Selling, general and administrative	27,629	28,275	(646)	(2.3)%
Total costs and expenses	287,913	284,148	3,765	1.3%
Income from operations	$77,095	$56,354	$20,741	36.8%
Computation of segment performance:
Total revenue	$365,008	$340,502	$24,506	7.2%
Segment revenue adjustment	—	—	—	—
Segment revenue	$365,008	$340,502	$24,506	7.2%
Total costs and expenses	$287,913	$284,148	$3,765	1.3%
Segment expense adjustments:
Amortization of acquisition-related intangibles	17,308	18,505	(1,197)	(6.5)%
Compliance-related compensation and other expenses	2,203	1,557	646	41.5%
Impairment of property and equipment	170	—	170	N/M
Segment expense adjustments	19,681	20,062	(381)	(1.9)%
Segment expenses	268,232	264,086	4,146	1.6%
Segment performance	$96,776	$76,416	$20,360	26.6%
Revenue
Management analyzes Comverse BSS's revenue by: (i) revenue generated from its customer solutions, and (ii) maintenance revenue. Revenue generated from customer solutions consists primarily of the licensing of Comverse's BSS customer solutions, hardware and related professional services and training. Professional services primarily include installation, customization and consulting services. Maintenance revenue consists primarily of post-contract customer support (or PCS), including technical software support services, unspecified software updates or upgrades to customers on a when-and-if-available basis. Maintenance revenue is typically less susceptible to changes in market conditions as it generally represents a stable revenue stream from recurring renewals of contracts with Comverse BSS's existing customer base.
Total revenue for the fiscal year ended January 31, 2012 includes $42.7 million of additional revenue that was recognized as a result of the adoption of the new accounting guidance relating to revenue recognition. For a more comprehensive discussion see “—Overview—Adoption of New Revenue Recognition Guidance” and note 1 to the consolidated financial statements included in Item 15 of this Annual Report.
Revenue from Comverse BSS customer solutions was $210.0 million for the fiscal year ended January 31, 2012, an increase of $11.1 million, or 5.6%, compared to the fiscal year ended January 31, 2011. The increase in revenue from Comverse BSS customer solutions was primarily attributable to $42.7 million of additional revenue that was recognized as a result of the adoption of the new accounting guidance relating to revenue recognition. The increase was partially offset by lower volume of customer acceptances for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011. Revenue from Comverse BSS customer solutions continued to be adversely affected by (i) the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance and

(ii) lower volume of BSS projects in the current fiscal year resulting from reduced customer order activity in recent years due to the global economic weakness.
Comverse BSS maintenance revenue was $155.0 million for the fiscal year ended January 31, 2012, an increase of $13.4 million, or 9.4%, compared to the fiscal year ended January 31, 2011. The increase was primarily attributable to an increase in the installed base of Comverse BSS customer solutions and increased collections that resulted in the recognition of additional revenue.
Revenue by Geographic Region
Revenue in the Americas, EMEA and APAC represented approximately 19%, 53%, and 28% of Comverse BSS's revenue, respectively, for the fiscal year ended January 31, 2012 compared to approximately 17%, 60%, and 23% of Comverse BSS's revenue, respectively, for the fiscal year ended January 31, 2011.
The increase in revenue as a percentage of the total revenue for Comverse BSS in APAC was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the fiscal year ended January 31, 2012, with no comparable customer acceptances in the fiscal year ended January 31, 2011. Europe continued to suffer from significant weakness in market conditions and, accordingly, European customers continued to closely monitor their costs and maintain lower levels of spending. As a result, Comverse BSS's revenue from its European customers declined during the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011.
Foreign Currency Impact on Revenue
Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse BSS's revenue for the fiscal year ended January 31, 2012 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011 favorably impacted revenue by $4.7 million.
Foreign Currency Impact on Costs
A significant portion of Comverse BSS's expenses, principally personnel-related costs, is incurred in new Israeli shekel (or NIS), whereas our functional currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of Comverse BSS's expenses in Israel. Comverse enters into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.
Cost of Revenue
Cost of revenue consists primarily of hardware and software material costs and compensation and related expenses for personnel involved in the customization of Comverse BSS's products for customer delivery, contractor costs, maintenance and professional services, such as installation costs and training, royalties and license fees, depreciation of equipment used in operations, amortization of capitalized software costs and certain purchased intangible assets and related overhead costs.
Cost of revenue was $199.8 million for the fiscal year ended January 31, 2012, an increase of $7.3 million, or 3.8%, compared to the fiscal year ended January 31, 2011. The increase was primarily attributable to:

•	a $18.8 million increase in material costs and overhead due to increased revenue and lower margin projects; and

•	a $1.9 million increase in travel and entertainment expenses.
These increases were partially offset by:

•	a $10.8 million decrease in contractor costs due to increased use of company employees in lieu of contractors as part of cost savings initiatives; and

•	a $3.5 million decrease in allocated overhead costs relating to cost of revenue.
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
Research and development expenses, net were $60.5 million for the fiscal year ended January 31, 2012, a decrease of

$2.9 million, or 4.6%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to a $2.7 million decrease in personnel-related costs principally due to workforce reductions and a decline in compensation levels.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.
Selling, general and administrative expenses were $27.6 million for the fiscal year ended January 31, 2012, a decrease of $0.6 million, or 2.3%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to workforce reductions and an overall reduction in sales commissions due to lower bookings.
Segment Performance
Segment performance was $96.8 million for the fiscal year ended January 31, 2012 based on segment revenue of $365.0 million, representing a segment performance margin of 26.5% as a percentage of segment revenue. Segment performance was $76.4 million for the fiscal year ended January 31, 2011 based on segment revenue of $340.5 million, representing a segment performance margin of 22.4% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the increase in segment revenue partially offset by the increase in segment expenses for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011.

Comverse VAS

	Comverse VAS
	Fiscal Years Ended January 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$356,413	$460,899	$(104,486)	(22.7)%
Intercompany revenue	—	—	—	—
Total revenue	356,413	460,899	(104,486)	(22.7)%
Costs and expenses:
Cost of revenue	195,088	199,537	(4,449)	(2.2)%
Intercompany purchases	—	—	—	—
Research and development, net	25,416	60,156	(34,740)	(57.7)%
Selling, general and administrative	11,973	25,879	(13,906)	(53.7)%
Other operating expenses	—	—	—	—
Total costs and expenses	232,477	285,572	(53,095)	(18.6)%
Income from operations	$123,936	$175,327	$(51,391)	(29.3)%
Computation of segment performance:
Total revenue	$356,413	$460,899	$(104,486)	(22.7)%
Segment revenue adjustment	—	—	—	—
Segment revenue	$356,413	$460,899	$(104,486)	(22.7)%
Total costs and expenses	$232,477	$285,572	$(53,095)	(18.6)%
Segment expense adjustments:
Compliance-related compensation and other expenses	1,789	330	1,459	N/M
Impairment of property and equipment	238	—	238	N/M
Segment expense adjustments	2,027	330	1,697	N/M
Segment expenses	230,450	285,242	(54,792)	(19.2)%
Segment performance	$125,963	$175,657	$(49,694)	(28.3)%
Revenue
Management analyzes Comverse VAS's revenue by: (i) revenue generated from its customer solutions, and (ii) maintenance revenue. Revenue generated from customer solutions consists primarily of the licensing of Comverse's VAS customer solutions, hardware and related professional services and training. Professional services primarily include installation, customization and consulting services. Maintenance revenue consists primarily of post-contract customer support (or PCS), including technical software support services, unspecified software updates or upgrades to customers on a when-and-if-available basis. Maintenance revenue also includes revenue attributable to maintenance services provided to customers during the initial service period and represents a portion of the revenue generated from customer solutions. Maintenance revenue is typically less susceptible to changes in market conditions as it generally represents a stable revenue stream from recurring renewals of contracts with Comverse VAS's existing customer base.
Total revenue for the fiscal year ended January 31, 2012 includes $5.8 million of additional revenue that was recognized as a result of the adoption of the new accounting guidance relating to revenue recognition. For a more comprehensive discussion see “—Overview—Adoption of New Revenue Recognition Guidance” and note 1 to the consolidated financial statements included in Item 15 of this Annual Report.
Revenue from Comverse VAS customer solutions was $202.3 million for the fiscal year ended January 31, 2012, a decrease of $82.4 million, or 28.9%, compared to the for the fiscal year ended January 31, 2011. The decrease in revenue from Comverse VAS customer solutions was primarily attributable to a number of customer acceptances of large-scale deployments of next generation voicemail products (including visual voicemail) in connection with the launch of new smartphones and increasing use of smartphones by subscribers during the fiscal year ended January 31, 2011 with no comparable customer acceptances in the fiscal year ended January 31, 2012. In addition, revenue was impacted by the timing of customer acceptances in certain projects and the timing of completion of project milestones. Furthermore, the implementation of Comverse's strategy to pursue higher margin Comverse VAS projects led, as expected, to lower revenue.
Comverse VAS maintenance revenue was $154.1 million for the fiscal year ended January 31, 2012, a decrease of $22.1 million, or 12.5%, compared to the fiscal year ended January 31, 2011. The decrease was mainly due to a decline in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to the decline in revenue from VAS customer solutions and a decline in installed base value.
Revenue by Geographic Region
Revenue in the Americas, EMEA and APAC represented approximately 30%, 45%, and 25% of Comverse VAS's revenue, respectively, for the fiscal year ended January 31, 2012 compared to approximately 41%, 34%, and 25% of Comverse VAS's revenue, respectively, for the fiscal year ended January 31, 2011.
The decrease in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to (i) significant revenue recognized due to customer acceptances in certain large-scale projects in the fiscal year ended January 31, 2011, with no comparable customer acceptances in the fiscal year ended January 31, 2012, and (ii) the implementation of Comverse's strategy to pursue higher margin Comverse VAS projects which, as expected, led to lower revenue. The increase in revenue for Comverse VAS in EMEA was primarily attributable to timing of certain acceptances.
Foreign Currency Impact on Revenue
Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse VAS's revenue for the fiscal year ended January 31, 2012 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011 favorably impacted revenue by $4.2 million.
Foreign Currency Impact on Costs
A significant portion of Comverse VAS's expenses, principally personnel-related costs, is incurred in NIS, whereas our functional currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of Comverse VAS's expenses in Israel. Comverse enters into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.
Cost of Revenue
Cost of revenue consists primarily of hardware and software material costs and compensation and related expenses for personnel involved in the customization of Comverse VAS's products for customer delivery, contractor costs, maintenance and professional services, such as installation costs and training, royalties and license fees, depreciation of equipment used in operations, amortization of capitalized software costs and certain purchased intangible assets and related overhead costs.
Cost of revenue was $195.1 million for the fiscal year ended January 31, 2012, a decrease of $4.4 million, or 2.2%, compared to the fiscal year ended January 31, 2011.
The decrease was primarily attributable to:

•	a $14.7 million decrease in material costs and overhead primarily as a result of decreased revenue and inventory obsolescence; and

•	a $1.3 million decrease in travel and entertainment expenses as a result of cost saving initiatives.
The decrease was partially offset by increases in cost of revenue due to the transfer of certain research and development personnel to specific projects in connection with processes to improve operational efficiency as part of the implementation of the Phase II Business Transformation at Comverse with the costs attributable to such personnel being recorded as cost of revenue in lieu of research and development expenses, net. These increases included:

•	a $9.0 million increase in allocated overhead costs relating to cost of revenue;

•	a $2.5 million increase in contractor costs recorded based on progress of projects related to customer solutions; and

•	a $0.8 million increase in personnel-related costs.

Research and Development, Net
Research and development expenses primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.
Research and development expenses, net were $25.4 million for the fiscal year ended January 31, 2012, a decrease of $34.7 million, or 57.7%, compared to the fiscal year ended January 31, 2011. Research and development expenses, net were impacted by the transfer of certain research and development personnel to specific projects in connection with processes to improve operational efficiency as part of the implementation of the Phase II Business Transformation at Comverse with the costs attributable to such personnel being recorded as cost of revenue in lieu of research and development expenses, net. The decrease in research and development expenses, net was primarily attributable to:

•	a $20.9 million decrease in personnel-related costs primarily due to workforce reductions, a decline in compensation levels, and a decrease in research and development activity;

•	a $7.9 million decrease in allocated overhead costs relating to research and development due to a workforce reduction; and

•	a $4.0 million decrease in contractor costs due to a decrease in research and development activity.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.
Selling, general and administrative expenses were $12.0 million for the fiscal year ended January 31, 2012, a decrease of $13.9 million, or 53.7%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to:

•	a $12.4 million decrease in personnel-related costs primarily due to workforce reductions and a decline in compensation levels; and

•	a $2.4 million decrease in overhead allocations related to selling, general and administrative expenses.
Segment Performance
Segment performance was $126.0 million for the fiscal year ended January 31, 2012 based on segment revenue of $356.4 million, representing a segment performance margin of 35.3% as a percentage of segment revenue. Segment performance was $175.7 million for the fiscal year ended January 31, 2011 based on segment revenue of $460.9 million, representing a segment performance margin of 38.1% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in segment revenues partially offset by the decrease in segment expenses for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011.

Verint

	Verint
	Fiscal Years Ended January 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$782,648	$726,799	$55,849	7.7%
Intercompany revenue	—	—	—	—
Total revenue	782,648	726,799	55,849	7.7%
Costs and expenses:
Cost of revenue	268,361	238,344	30,017	12.6%
Research and development, net	111,001	96,525	14,476	15.0%
Selling, general and administrative	316,808	318,825	(2,017)	(0.6)%
Total costs and expenses	696,170	653,694	42,476	6.5%
Income from operations	$86,478	$73,105	$13,373	18.3%
Computation of segment performance:
Total revenue	$782,648	$726,799	$55,849	7.7%
Segment revenue adjustment	13,599	—	13,599	N/M
Segment revenue	$796,247	$726,799	$69,448	9.6%
Total costs and expenses	$696,170	$653,694	$42,476	6.5%
Segment expense adjustments:
Stock-based compensation expense	27,910	46,819	(18,909)	(40.4)%
Amortization of acquisition-related intangibles	35,302	30,554	4,748	15.5%
Compliance-related professional fees	1,012	28,913	(27,901)	(96.5)%
Acquisition-related charges	9,061	1,690	7,371	N/M
Other	3,190	3,505	(315)	(9.0)%
Segment expense adjustments	76,475	111,481	(35,006)	(31.4)%
Segment expenses	619,695	542,213	77,482	14.3%
Segment performance	$176,552	$184,586	$(8,034)	(4.4)%
Revenue
Verint's product revenue consists of the sale of hardware and software products. Verint's service and support revenue consists primarily of revenue from installation, consulting and training services and post-contract customer support.
Total Revenue for the fiscal year ended January 31, 2012 includes $12.4 million of additional revenue that was recognized as a result of the adoption of the new accounting guidance relating to revenue recognition. For a more comprehensive discussion see “—Overview—Adoption of New Revenue Recognition Guidance” and note 1 to the consolidated financial statements included in Item 15 of this Annual Report.
Product revenue was $390.4 million for the fiscal year ended January 31, 2012, an increase of $15.2 million, or 4.1%, compared to the fiscal year ended January 31, 2011. The increase was primarily attributable to a $9.4 million increase related to Verint's Communication Intelligence solutions and an $8.5 million increase in product revenue related to Verint's Video Intelligence solutions. The increase in revenue related to Verint's Communication Intelligence solutions is primarily attributable to new communications intelligence product offerings. The increase in product revenue related to Verint's Video Intelligence solutions was attributable to an increase in product deliveries to customers and recognition of revenue associated with the completion of a project for a large customer during the fiscal year ended January 31, 2012, partially offset by a reduction in product revenue recognized from prior fiscal years' multiple-element arrangements. These arrangements are being recognized ratably and allocated between product and service revenue over several fiscal quarters or years primarily due to Verint's prior business practice of providing implied PCS to Video Intelligence customers for which Vendor Specific Objective Evidence (or VSOE) did not exist. These increases in revenue were partially offset by a $2.6 million decrease in revenue related to Enterprise Intelligence solutions due primarily to a large transaction whereby product delivery occurred during the fiscal year ended January 31, 2012 but a significant portion of the product revenue could not be recognized during the fiscal year ended January 31, 2012 due to certain contractual terms which required the remaining product revenue to be recognized in future periods. There were no comparable transactions in the prior fiscal year.
Service and support revenue was $392.3 million for the fiscal year ended January 31, 2012, an increase of $40.6 million, or 11.6%, compared to the fiscal year ended January 31, 2011. The increase was primarily attributable to an increase in service and support revenue of $30.1 million and $15.0 million related to Verint's Enterprise Intelligence solutions and Communication Intelligence Solutions, respectively. The increase in service and support revenue related to Verint's Enterprise Intelligence solutions was due primarily to an increase in customer installed base and the related support revenue generated from this customer base and, to a lesser extent, the inclusion of the results of operations of companies acquired during the fiscal year ended January 31, 2012 (primarily Vovici). Verint continues to experience expansion of its implementation services revenue due to the growth in its professional services organization to meet the demands of its customer base. Of the $15.0 million increase in service and support revenue related to Verint's Communications Intelligence solutions approximately $6.7 million was attributable to an increase in its customer installed base and the related support revenue generated from this customer base, and the remaining increase was primarily attributable to the progress realized during the fiscal year ended January 31, 2012 on certain large projects, some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the fiscal year ended January 31, 2012, compared to the fiscal year ended January 31, 2011. These increases in service and support revenue were partially offset by a $4.5 million decrease in service and support revenue related to Verint's Video Intelligence solutions due to a reduction in service revenue recognized from prior fiscal years' multiple-element arrangements where the entire arrangement was being recognized ratably over several fiscal quarters or years primarily due to the prior business practice of providing implied PCS to customers for which VSOE did not exist.
Revenue by Geographic Region
Revenue in the Americas, EMEA and APAC represented approximately 53%, 27%, and 20% of Verint's total revenue, respectively, for the fiscal year ended January 31, 2012 compared to approximately 53%, 26%, and 21%, respectively, for the fiscal year ended January 31, 2011.
Cost of Revenue
Cost of revenue consists of product costs and service costs. Verint's product cost of revenue primarily consists of hardware material costs, royalties due to third parties for software components that are embedded in the software solutions, amortization of capitalized software development costs, personnel-related costs associated with Verint's global operations, contractor and consulting costs, travel expenses relating to resources dedicated to project management and associated product delivery, facility costs and other allocated overhead expenses. Product costs also include amortization of acquired technology, which consists of amortization of technology assets acquired in connection with business combinations. Verint's service cost of revenue primarily consists of personnel-related costs, contractor costs, travel expenses relating to installation, training, consulting, and maintenance services, stock-based compensation expenses, facility costs and other overhead expenses.
Product cost of revenue was $138.5 million for the fiscal year ended January 31, 2012, an increase of $17.4 million, or 14.4%, compared to the fiscal year ended January 31, 2011. Verint's overall product margins decreased slightly in the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011, as a result of higher profit margins on projects recognized in the fiscal year ended January 31, 2011 as compared to the fiscal year ended January 31, 2012 due to an increase in projects requiring customized implementation services, which carry lower gross margins than Verint's standard implementation services and due to change in product mix. The decrease was partially offset by growth in sales of software licenses as Verint continues to transition to a more software-base solution as part of its Enterprise Intelligence Solutions offering. Product costs for the fiscal year ended January 31, 2012 and 2011 included amortization of acquired technology of $12.4 million and $9.1 million, respectively. The increase in amortization was primarily attributable to an increase in amortization expense of technology-based intangible assets acquired in business combinations completed during the fiscal year ended January 31, 2012.
Service cost of revenue was $129.9 million for the fiscal year ended January 31, 2012, an increase of $12.6 million, or 10.7%, compared to the fiscal year ended January 31, 2011. The increase was primarily attributable to a $14.0 million increase in personnel-related costs due to an increase in employee headcount required to deliver the increased volume of implementation services. Verint's overall service and support margins remained consistent in each of the fiscal years ended January 31, 2012 and 2011.

Research and Development, Net
Verint's research and development expenses primarily consist of personnel and subcontracting expenses, facility costs, and other allocated overhead, net of certain software development costs that are capitalized as well as reimbursements under government programs. Software development costs are capitalized upon the establishment of technological feasibility and continue to be capitalized through the general release of the related software product.
Research and development expenses, net were $111.0 million for the fiscal year ended January 31, 2012, an increase of $14.5 million, or 15.0%, compared to the fiscal year ended January 31, 2011.
The increase was primarily attributable to a $16.0 million increase in personnel-related costs due to an increase in employee headcount as well as the impact of the weakening U.S. dollar against the NIS and Canadian dollar on research and development wages in Verint's Israeli and Canadian research and development facilities, and a $2.0 million increase in contractor costs primarily due to additional headcount required for research and development efforts in the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011. These increases were partially offset by a $4.0 million decrease in stock-based compensation due to the decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards during the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011 and lower average amounts of outstanding RSUs, in each case, associated with research and development employees.
Selling, General and Administrative
Verint's selling, general and administrative expenses consist primarily of personnel-related costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, other administrative expenses and amortization of other acquired intangible assets. Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.
Selling, general, and administrative expenses were $316.8 million for the fiscal year ended January 31, 2012, a decrease of $2.0 million, or 0.6%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to:

•	a $27.9 million decrease in compliance-related professional fees, due to Verint becoming current in its periodic reporting obligations under the federal securities laws in June 2010; and

•
a $12.0 million decrease in stock-based compensation primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding RSUs during the fiscal year ended January 31, 2012.

These decreases were offset by:

•	a $19.3 million increase in personnel-related costs, and a $4.0 million increase in employee travel expenses, both of which, were due to an increase in employee headcount;

•	a $3.2 million increase in contractor costs primarily due to increased use of contractors resulting from acquisitions, as well as other internal support activities;

•	a $2.8 million increase in facilities expenses, partially due to business combinations completed during the fiscal year ended January 31, 2012; and

•	a $1.8 million increase in sales and marketing costs.
In addition, cost associated with business combinations increased by $6.2 million primarily due to $6.8 million of higher legal and other professional fees, $1.6 million of other acquisition-related costs, $1.4 million increase in amortization, all resulting principally from business combinations completed during the fiscal year ended January 31, 2012, partially offset by a $3.6 million net decrease in the change in fair value of contingent consideration arrangements.
Foreign Currency Effect on Operating Results
In the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint's business resulted in increases in revenue, cost of revenue and operating expenses on a dollar-denominated basis. Had foreign exchange rates remained constant in these periods, Verint's revenue would have been approximately $12.9 million lower and its cost of revenue and operating expenses would have been approximately $12.9 million lower, which would have resulted in a minimal impact on income from operations for the fiscal year ended January 31, 2012.

Segment Performance
Segment performance was $176.6 million for the fiscal year ended January 31, 2012 based on segment revenue of $796.2 million, representing a segment performance margin of 22.2% as a percentage of segment revenue. Segment revenue for the fiscal year ended January 31, 2012 includes a $13.6 million segment revenue adjustment that represents the impact of fair value adjustments required under the FASBs guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a stand-alone basis with respect to acquisitions consummated by Verint during the fiscal year. Segment performance was $184.6 million for the fiscal year ended January 31, 2011 based on segment revenue of $726.8 million, representing a segment performance margin of 25.4% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses partially offset by an increase in segment revenue for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011.

All Other

	All Other
	Fiscal Years Ended January 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$90,328	$95,227	$(4,899)	(5.1)%
Intercompany revenue	4,457	3,409	1,048	30.7%
Total revenue	94,785	98,636	(3,851)	(3.9)%
Costs and expenses:
Cost of revenue	81,975	88,863	(6,888)	(7.8)%
Intercompany purchases	4,457	3,922	535	13.6%
Research and development, net	16,822	33,051	(16,229)	(49.1)%
Selling, general and administrative	226,488	316,300	(89,812)	(28.4)%
Other operating expenses	25,608	12,434	13,174	106.0%
Total costs and expenses	355,350	454,570	(99,220)	(21.8)%
Loss from operations	$(260,565)	$(355,934)	$95,369	26.8%
Computation of segment performance:
Total revenue	$94,785	$98,636	$(3,851)	(3.9)%
Segment revenue adjustment	—	—	—	—
Segment revenue	$94,785	$98,636	$(3,851)	(3.9)%
Total costs and expenses	$355,350	$454,570	$(99,220)	(21.8)%
Segment expense adjustments:
Stock-based compensation expense	9,123	10,579	(1,456)	(13.8)%
Compliance-related professional fees	36,186	132,804	(96,618)	(72.8)%
Compliance-related compensation and other expenses	2,727	2,700	27	1.0%
Strategic evaluation related costs	11,144	3,065	8,079	263.6%
Impairment of property and equipment	1,923	—	1,923	N/M
Litigation settlements and related costs	5,772	(17,060)	22,832	133.8%
Restructuring and integration charges	20,728	29,934	(9,206)	(30.8)%
Gain on sale of land	—	(2,371)	2,371	N/M
Other	(31)	(1,402)	1,371	97.8%
Segment expense adjustments	87,572	158,249	(70,677)	(44.7)%
Segment expenses	267,778	296,321	(28,543)	(9.6)%
Segment performance	$(172,993)	$(197,685)	$24,692	12.5%
Revenue
All Other revenue for the fiscal years ended January 31, 2012 and 2011 includes revenue generated primarily by Starhome, Comverse's Mobile Internet operating segment (or Comverse MI) and Comverse's Netcentrex operations (or Netcentrex).
All Other total revenue was $94.8 million for the fiscal year ended January 31, 2012, a decrease of $3.9 million, or 3.9%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to a $13.2 million revenue decline at Comverse MI partially offset by increases in revenue of $7.3 million and $3.3 million at Starhome and Netcentrex, respectively. For the fiscal years ended January 31, 2012 and 2011, Starhome's total revenue were $45.0 million and $37.2 million, respectively, Comverse MI's total revenue were $23.9 million and $37.1 million, respectively, and Netcentrex' total revenue were $23.4 million and $20.1 million, respectively. Total revenue of Starhome and Comverse MI for the fiscal year ended January 31, 2012 includes $2.1 million and $0.4 million, respectively, of additional revenue that was recognized as a result of the adoption of the new accounting guidance relating to revenue recognition. For a more comprehensive discussion see “—Overview—Adoption of New Revenue Recognition Guidance” and note 1 to the consolidated financial statements included in Item 15 of this Annual Report.
Cost of Revenue
All Other cost of revenue for the fiscal years ended January 31, 2012 and January 31, 2011 was primarily attributable to Starhome and Comverse, including Comverse MI and Netcentrex. Cost of revenue attributable to Comverse includes shared services costs associated with percentage of completion projects attributable to Comverse's operations, including Comverse BSS and Comverse VAS.
Cost of revenue was $82.0 million for the fiscal year ended January 31, 2012, a decrease of $6.9 million, or 7.8%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to:

•	a $6.0 million decrease in material costs due to a decrease in provision for contract loss compared to the fiscal year ended January 31, 2011;

•	a $1.7 million decrease in contractor costs;

•	a $1.6 million decrease in allocated overhead costs relating to cost of revenue; and

•	a $1.5 million decrease in travel and entertainment expenses as a result of cost saving initiatives.
The decrease was partially offset by a $5.5 million increase in personnel-related costs due to the transfer of certain research and development personnel to specific projects in connection with processes to improve operational efficiency as part of the implementation of the Phase II Business Transformation at Comverse with the personnel-related costs attributable to such personnel being recorded as cost of revenue in lieu of research and development expenses, net.
Research and Development, Net
Research and development expenses, net primarily include expenses incurred by Comverse and Starhome. Research and development expenses, net attributable to Comverse include expenses incurred by Comverse's global corporate functions in connection with shared services provided to Comverse's operations, including Comverse BSS and Comverse VAS.
Research and development expenses, net were $16.8 million for the fiscal year ended January 31, 2012, a decrease of $16.2 million, or 49.1%. The decrease was primarily attributable to:

•
a $6.2 million decrease in personnel-related costs due to a decrease in research and development activity, resulting in the transfer of certain research and development personnel to specific projects in connection with processes to improve operational efficiency as part of the implementation of the Phase II Business Transformation at Comverse with the personnel-related costs attributable to such personnel being recorded in cost of revenue in lieu of research and development expenses, net; and

•	a $7.7 million decrease in personnel-related costs primarily due to a workforce reduction at Comverse.
Selling, General and Administrative
Selling, general and administrative expenses include primarily expenses incurred by Comverse, Starhome, CTI's holding company operations and other insignificant operations. Selling, general and administrative attributable to Comverse include expenses incurred by Comverse's global corporate functions in connection with shared services provided to Comverse's operations, including Comverse BSS and Comverse VAS.

Selling, general and administrative expenses were $226.5 million for the fiscal year ended January 31, 2012, a decrease of $89.8 million, or 28.4%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to a $96.6 million decrease in compliance-related professional fees related primarily to CTI and Comverse. During the fiscal year ended January 31, 2012, the Company incurred compliance-related professional fees primarily in connection with the preparation of the 2010 Form 10-K (which was filed with the SEC on May 31, 2011), the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (which was filed with the SEC on June 22, 2011), the Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 (which were filed with the SEC on July 28, 2011), the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011 (which was filed with the SEC on September 8, 2011) and the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011 (which was filed with the SEC on December 12, 2011). Such fees were lower than the compliance-related professional fees incurred during the fiscal year ended January 31, 2011 in connection with our efforts to complete adjustments to our historical financial statements and evaluations of the application of U.S. GAAP, which were ultimately concluded with the filing of the Comprehensive Form 10-K with the SEC on October 4, 2010.

Other Operating Expenses

Other operating expenses were $25.6 million for the fiscal year ended January 31, 2012, an increase of $13.2 million, or 106.0%. The increase was primarily attributable to litigation settlement income of $17.5 million received by CTI primarily in connection with settlements of the consolidated shareholder derivative actions and consolidated shareholder class action, in the fiscal year ended January 31, 2011, compared to $4.9 million of litigation settlement costs for the fiscal year ended January 31, 2012. This increase was partially offset by a $9.2 million decrease in restructuring and integration charges due to higher personnel-related expenses incurred during the fiscal year ended January 31, 2011.
Loss from Operations
Loss from operations was $260.6 million for the fiscal year ended January 31, 2012, a decrease in loss of $95.4 million, or 26.8%, compared to the fiscal year ended January 31, 2011. For the fiscal year ended January 31, 2012 and 2011, Starhome had income from operations of $7.8 million and $2.7 million, respectively. Comverse MI had loss from operations of $0.7 million for the fiscal year ended January 31, 2012 compared to income from operations of $15.5 million for the fiscal year ended January 31, 2011. Netcentrex had loss from operations of $4.3 million and $19.6 million for the fiscal years ended January 31, 2012 and 2011, respectively.
Segment Performance
Segment performance was a $173.0 million loss for the fiscal year ended January 31, 2012, a decrease in loss of $24.7 million, or 12.5%, compared to the loss for the fiscal year ended January 31, 2011. The decrease in loss was attributable to a decrease in segment expenses partially offset by a decrease in segment revenue.

Fiscal Year Ended January 31, 2011 Compared to Fiscal Year Ended January 31, 2010
Consolidated Results

	Fiscal Years Ended January 31,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$1,623,427	$1,533,937	$89,490	5.8%
Loss from operations	(49,915)	(193,101)	143,186	(74.2)%
Interest income	4,105	7,059	(2,954)	(41.8)%
Interest expense	(30,813)	(25,381)	(5,432)	21.4%
Other income (expense), net	6,392	(16,792)	23,184	(138.1)%
Income tax (provision) benefit	(37,232)	7,025	(44,257)	N/M
Net loss from continuing operations	(107,463)	(221,190)	113,727	(51.4)%
Loss from discontinued operations, net of tax	(11,039)	(43,062)	32,023	(74.4)%
Net loss	(118,502)	(264,252)	145,750	(55.2)%
Less: Net income attributable to noncontrolling interest	(13,820)	(7,783)	$(6,037)	77.6%
Net loss attributable to Comverse Technology, Inc.	$(132,322)	$(272,035)	$139,713	(51.4)%
Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic
Continuing operations	$(0.61)	$(1.13)	$0.52
Discontinued operations	$(0.03)	$(0.20)	$0.17
Diluted
Continuing operations	$(0.62)	$(1.13)	$0.51
Discontinued operations	$(0.03)	$(0.20)	$0.17
Net loss attributable to Comverse Technology, Inc.:
Net loss from continuing operations	$(125,617)	$(230,430)	$104,813
Loss from discontinued operations, net of tax	(6,705)	(41,605)	34,900
Net loss attributable to Comverse Technology, Inc.	$(132,322)	$(272,035)	$139,713
Total Revenue
Total revenue was $1,623.4 million for the fiscal year ended January 31, 2011, an increase of $89.5 million, or 5.8%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to:

•	a $75.9 million increase in revenue at our Comverse VAS segment mainly attributable to VAS customer solutions revenue; and

•
a $23.2 million increase in revenue at our Verint segment mainly attributable to a $35.8 million increase in Verint's Enterprise Intelligence solutions revenue, partially offset by an $11.0 million decrease in revenue from Verint's Video Intelligence solutions.

These increases were partially offset by an $8.6 million decrease in revenue at our Comverse BSS segment mainly due to a $17.3 million decrease in revenue from Comverse BSS customer solutions, partially offset by an $8.7 million increase in Comverse BSS maintenance revenue.
Loss from Operations
Loss from operations was $49.9 million for the fiscal year ended January 31, 2011, a decrease in loss of $143.2 million, or 74.2%, compared to the fiscal year ended January 31, 2010. The decrease was primarily attributable to:

•	an $89.5 million increase in total revenue primarily attributable to the Comverse VAS and Verint segments;

•
a $41.5 million decrease in loss due to a decline in (i) personnel-related costs recorded in selling, general and administrative expenses and (ii) research and development expenses, net, both mainly due to cost saving initiatives implemented by Comverse;

•
a $21.9 million decrease in total compliance-related professional fees mainly due to Verint becoming current in its periodic reporting obligations under the federal securities laws in June 2010, partially offset by a net increase in compliance-related professional fees attributable to Comverse and CTI;

•
a $17.7 million decrease in agent and employee sales commissions, consisting of decreases of $18.8 million and $1.7 million attributable to All Other and Comverse BSS, respectively, offset by an increase of $2.8 million attributable to Comverse VAS; and

•
$17.5 million of litigation settlement income in the fiscal year ended January 31, 2011, comprised of $16.5 million in insurance proceeds received by CTI under its directors' and officers' insurance policies and $1.0 million received by CTI from former directors and officers, in each case, in connection with the settlements of the consolidated shareholder derivative actions and consolidated shareholder class action, with no corresponding income recorded in the fiscal year ended January 31, 2010.

These decreases were partially offset by:

•	a $15.3 million increase in personnel and personnel-related expenses recorded in selling, general and administrative expenses due to an increase in salaries and headcount attributable to Verint;

•	a $14.7 million increase in restructuring charges due to a number of restructuring initiatives commenced by Comverse and recorded within All Other; and

•	a $12.7 million increase in research and development expenses primarily due to an increase in headcount and salary increases attributable to Verint.
Interest Income
Interest income was $4.1 million for the fiscal year ended January 31, 2011, a decrease of $3.0 million, or 41.8%, compared to the fiscal year ended January 31, 2010. The decrease was primarily attributable to a $1.3 million decrease in interest income due to a lower principal value of auction rate securities (or ARS) investments held by CTI compared to the prior fiscal year due to sales and redemptions and a $1.4 million decrease in interest income at Comverse due to lower cash and cash equivalents during the fiscal year ended January 31, 2011 compared to the prior fiscal year.
Interest Expense
Interest expense was $30.8 million for the fiscal year ended January 31, 2011, an increase of $5.4 million, or 21.4%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to a $4.9 million increase in interest expense due to a higher interest rate applicable to Verint's borrowings pursuant to an amendment to Verint's prior facility entered into in July 2010.
Other Income (Expense), Net
Other income, net was $6.4 million for the fiscal year ended January 31, 2011, a change of $23.2 million from other expense, net of $16.8 million for the fiscal year ended January 31, 2010. The change was primarily attributable to:

•	a $13.0 million increase in net realized gains recognized on investments;

•	a $10.5 million decrease in net realized and unrealized losses on Verint's interest rate swap; and

•	a $6.5 million decrease in other-than-temporary impairment charges associated with CTI's ARS.
This change was partially offset by:

•	a $2.3 million increase in net realized and unrealized losses on derivatives;

•	a $1.9 million increase in impairment charges in relation to cost-basis investments; and

•	a $1.5 million decrease in dividend income.
Income Tax (Provision) Benefit
Income tax provision was $37.2 million for the fiscal year ended January 31, 2011, compared to an income tax benefit of $7.0 million for the fiscal year ended January 31, 2010. The change of $44.3 million in income tax was primarily due to:

•	a $55.3 million decrease in the tax benefit on the net loss at the U.S. statutory rate of 35%;

•	a $16.3 million decrease in the tax allocated from continuing operations to discontinued operations, additional paid-in capital and other comprehensive income;

•	a $15.7 million change in tax arising due to a basis difference in investment in affiliates as a result of the sales of shares of those affiliates; and

•	an $11.7 million increase in tax contingencies.
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
For the fiscal year ended January 31, 2011, significant differences impacting the effective tax rate, other than the valuation allowance, included the impact of discontinued operations, tax contingencies, the U.S. tax effect on foreign earnings and the basis difference in investment in affiliates.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, was $11.0 million for the fiscal year ended January 31, 2011, a decrease in loss of $32.0 million, or 74.4%, compared to the fiscal year ended January 31, 2010. The decrease was due to:

•	a $34.4 million decrease in tax allocated from continuing operations to discontinued operations; and

•	a $4.1 million gain on sale of discontinued operations recorded in the fiscal year ended January 31, 2011.
This was partially offset by a $6.5 million increase in loss from operations of the discontinued operations, net of tax, due to a decline in revenue and an increase in income tax provision.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $13.8 million for the fiscal year ended January 31, 2011, an increase of $6.0 million, or 77.6%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to an increase in Verint's net income for the fiscal year ended January 31, 2011, compared to the fiscal year ended January 31, 2010.
Net Loss Attributable to Comverse Technology, Inc.
Net loss attributable to Comverse Technology, Inc. was $132.3 million for the fiscal year ended January 31, 2011, a decrease in loss of $139.7 million, or 51.4%, compared to the fiscal year ended January 31, 2010 due primarily to the reasons discussed above.

Segment Results
Comverse BSS

	Comverse BSS
	Fiscal Years Ended January 31,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$340,502	$349,089	$(8,587)	(2.5)%
Intercompany revenue	—	—	—	—
Total revenue	340,502	349,089	(8,587)	(2.5)%
Costs and expenses:
Cost of revenue	192,516	203,644	(11,128)	(5.5)%
Research and development, net	63,357	68,996	(5,639)	(8.2)%
Selling, general and administrative	28,275	32,284	(4,009)	(12.4)%
Total costs and expenses	284,148	304,924	(20,776)	(6.8)%
Income from operations	$56,354	$44,165	$12,189	27.6%
Computation of segment performance:
Total revenue	$340,502	$349,089	$(8,587)	(2.5)%
Segment revenue adjustment	—	—	—	—
Segment revenue	$340,502	$349,089	$(8,587)	(2.5)%
Total costs and expenses	$284,148	$304,924	$(20,776)	(6.8)%
Segment expense adjustments:
Amortization of acquisition-related intangibles	18,505	18,672	(167)	(0.9)%
Compliance-related compensation and other expenses	1,557	2,879	(1,322)	(45.9)%
Acquisition-related charges	—	54	(54)	N/M
Segment expense adjustments	20,062	21,605	(1,543)	(7.1)%
Segment expenses	264,086	283,319	(19,233)	(6.8)%
Segment performance	$76,416	$65,770	$10,646	16.2%
Revenue
Revenue from Comverse BSS customer solutions was $198.8 million for the fiscal year ended January 31, 2011, a decrease of $17.3 million, or 8.0%, compared to the fiscal year ended January 31, 2010. The decrease in revenue from Comverse BSS customer solutions was primarily attributable to (i) increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance, and (ii) lower volume of Comverse BSS projects in the fiscal year ended January 31, 2011 resulting from reduced customer order activity in the preceding years due to the global economic weakness.
Comverse BSS maintenance revenue was $141.7 million for the fiscal year ended January 31, 2011, an increase of $8.7 million, or 6.6%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to an increase in the installed base of Comverse BSS customer solutions.
Revenue by Geographic Region
Revenue in the Americas, EMEA and APAC represented approximately 17%, 60%, and 23% of Comverse BSS's revenue, respectively, for the fiscal year ended January 31, 2011 compared to approximately 17%, 63%, and 20% of Comverse BSS's revenue, respectively, for the fiscal year ended January 31, 2010. During the fiscal year ended January 31, 2011, revenue by geographic region was impacted by the market conditions therein. Europe continued to suffer from significant weakness in market conditions and, accordingly, European customers continued to closely monitor their costs and maintain lower levels of spending. As a result, Comverse BSS's revenue from its European customers declined during the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010.

Foreign Currency Impact on Revenue
Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse BSS's revenue for the fiscal year ended January 31, 2011 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010 unfavorably impacted revenue by $1.2 million.
Foreign Currency Impact on Costs
A significant portion of Comverse BSS's expenses, principally personnel-related costs, is incurred in NIS, whereas our functional currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of Comverse BSS's expenses in Israel. Comverse enters into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.
Cost of Revenue
Cost of revenue was $192.5 million for the fiscal year ended January 31, 2011, a decrease of $11.1 million, or 5.5%, compared to the fiscal year ended January 31, 2010. The decrease was primarily attributable to:

•	a $7.4 million decrease in contractor costs due to project completion and increased use of company employees in lieu of contractors as part of cost saving initiatives;

•	a $2.7 million decrease in general and administrative expense related to cost of revenue;

•
a $1.0 million decrease in personnel-related costs principally due to a $2.3 million decrease in workforce reductions associated with restructuring initiatives and a decline in compensation levels, partially offset by fluctuations in foreign currency exchange rates which had an unfavorable impact on personnel-related costs of approximately $1.3 million for the fiscal year ended January 31, 2011; and

•	a $0.9 million decrease in travel and entertainment expenses as a result of cost saving initiatives.
Research and Development, Net
Research and development expenses, net were $63.4 million for the fiscal year ended January 31, 2011, a decrease of $5.6 million, or 8.2%, compared to the fiscal year ended January 31, 2010. The decrease was primarily attributable to:

•
a $4.8 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $0.5 million for the fiscal year ended January 31, 2011;

•	a $1.0 million decrease in general and administrative expenses relating to research and development; and

•	a $0.4 million decrease in other costs, including travel and entertainment and depreciation, as a result of cost saving initiatives and reduced capital expenditures.
These decreases were partially offset by a $0.6 million increase in contractor costs.
Selling, General and Administrative
Selling, general and administrative expenses were $28.3 million for the fiscal year ended January 31, 2011, a decrease of $4.0 million, or 12.4%, compared to the fiscal year ended January 31, 2010. The decrease was primarily attributable to:

•
a $1.7 million decrease in agent and employee sales commissions principally due to a decrease in bookings generated from certain projects and in certain geographic locations with respect to which Comverse BSS pays higher commissions to sales agents and, to a lesser extent, a decrease in sales commissions paid to employees as a result of a shift in product and project mix due to products and projects with respect to which Comverse BSS pays lower sales commissions compared to the fiscal year ended January 31, 2010;

•
a $0.8 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an immaterial impact on personnel-related costs for the fiscal year ended January 31, 2011;

•	a $0.7 million decrease in bad debt expense primarily due to an improved collection process and fluctuations in foreign currency exchange rates; and

•	a $0.4 million decrease in marketing and advertising costs as a result of cost saving initiatives.

Income from Operations
Income from operations was $56.4 million for the fiscal year ended January 31, 2011, an increase of $12.2 million, or 27.6%, compared to the fiscal year ended January 31, 2010 due primarily to the reasons described above.
Segment Performance
Segment performance was $76.4 million for the fiscal year ended January 31, 2011 based on segment revenue of $340.5 million, representing a segment performance margin of 22.4% as a percentage of segment revenue. Segment performance was $65.8 million for the fiscal year ended January 31, 2010 based on segment revenue of $349.1 million, representing a segment performance margin of 18.8% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the decrease in segment expenses for the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010.

Comverse VAS

	Comverse VAS
	Fiscal Years Ended January 31,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$460,899	$384,890	$76,009	19.7%
Intercompany revenue	—	75	(75)	N/M
Total revenue	460,899	384,965	75,934	19.7%
Costs and expenses:
Cost of revenue	199,537	188,885	10,652	5.6%
Research and development, net	60,156	71,779	(11,623)	(16.2)%
Selling, general and administrative	25,879	30,553	(4,674)	(15.3)%
Total costs and expenses	285,572	291,217	(5,645)	(1.9)%
Income from operations	$175,327	$93,748	$81,579	87.0%
Computation of segment performance:
Total revenue	$460,899	$384,965	$75,934	19.7%
Segment revenue adjustment	—	—	—	—
Segment revenue	$460,899	$384,965	$75,934	19.7%
Total costs and expenses	$285,572	$291,217	$(5,645)	(1.9)%
Segment expense adjustments:
Compliance-related compensation and other expenses	330	2,462	(2,132)	(86.6)%
Segment expense adjustments	330	2,462	(2,132)	(86.6)%
Segment expenses	285,242	288,755	(3,513)	(1.2)%
Segment performance	$175,657	$96,210	$79,447	82.6%
Revenue
Revenue from Comverse VAS customer solutions was $284.8 million for the fiscal year ended January 31, 2011, an increase of $78.6 million, or 38.1%, compared to the fiscal year ended January 31, 2010. The increase in revenue from Comverse VAS customer solutions was primarily attributable to a number of large deployments of next generation voicemail products (including visual voicemail) by customers in connection with the launch of new smartphones and increasing use of smartphones by subscribers. During the fiscal year ended January 31, 2011, however, revenue from VAS customer solutions continued to be adversely affected by (i) the continuance of the weakness in the global economy in certain regions and the resulting lower levels of spending by telecommunication service providers located in such regions, (ii) the continued proliferation of alternative messaging applications, such as SMS text messaging, in part as an attractive substitute for voicemail usage, (iii) the continued maturation of the wireless services industry, particularly as it relates to voice-based services such as voicemail, resulting in a decreasing rate of growth in the subscriber base of Comverse's telecommunication service provider customers and in their capital spending budgets, and (iv) increased competition in certain product areas from low-cost service providers, particularly in emerging markets.
Comverse VAS maintenance revenue was $176.1 million for the fiscal year ended January 31, 2011, a decrease of $2.6 million, or 1.4%, compared to the fiscal year ended January 31, 2010. The decrease was mainly due to a decline in maintenance revenue attributable to maintenance services provided to customers during the initial service period as a result of a slight decline in the installed base value.
Revenue by Geographic Region
Revenue in the Americas, EMEA and APAC represented approximately 41%, 34%, and 25% of Comverse VAS's revenue, respectively, for the fiscal year ended January 31, 2011 compared to approximately 34%, 46%, and 20% of Comverse VAS's revenue, respectively, for the fiscal year ended January 31, 2010.
During the fiscal year ended January 31, 2011, revenue by geographic region was impacted by the market conditions therein. Comverse VAS's revenue increased in North America and APAC, regions in which general market conditions improved. The increase in revenue in North America was primarily attributable to a number of large deployments of next generation voicemail products (including visual voicemail) by customers in connection with the launch of new smartphones and increasing use of smartphones by subscribers. Europe continued to suffer from significant weakness in market conditions and, accordingly, European customers continued to closely monitor their costs and maintain lower levels of spending. As a result, Comverse VAS's revenue from its European customers declined during the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010.
Foreign Currency Impact on Revenue
Our functional currency for financial reporting purposes is the U.S. dollar. The majority of Comverse VAS's revenue for the fiscal year ended January 31, 2011 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010 unfavorably impacted revenue by $1.7 million.
Foreign Currency Impact on Costs
A significant portion of Comverse VAS's expenses, principally personnel-related costs, is incurred in NIS, whereas our functional currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of Comverse VAS's expenses in Israel. Comverse enters into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.
Cost of Revenue
Cost of revenue was $199.5 million for the fiscal year ended January 31, 2011, an increase of $10.7 million, or 5.6%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to a $15.7 million increase in material costs and overhead, of which $25.7 million was attributable to increased revenue, partially offset by a decline in cost of revenue due to higher margin projects.
This increase was partially offset by:

•	a $2.6 million decrease in allocated overhead costs relating to cost of revenue;

•	a $2.1 million decrease in other costs, including travel and entertainment and depreciation, as a result of cost saving initiatives and reduced capital expenditures; and

•	a $0.9 million decrease in personnel-related costs primarily due to fluctuations in foreign currency exchange rates.
Research and Development, Net
Research and development expenses, net were $60.2 million for the fiscal year ended January 31, 2011, a decrease of $11.6 million, or 16.2%, compared to the fiscal year ended January 31, 2010. The decrease was primarily attributable to:

•	a $3.2 million decrease in depreciation as a result of reduced capital expenditures and write-off of assets no longer in use;

•	a $3.0 million decrease in contractor costs due to a decrease in research and development activity;

•	a $2.8 million decrease in allocated overhead costs relating to research and development due to workforce reductions; and

•
a $2.3 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $1.7 million for the fiscal year ended January 31, 2011.

Selling, General and Administrative
Selling, general and administrative expenses were $25.9 million for the fiscal year ended January 31, 2011, a decrease of $4.7 million, or 15.3%, compared to the fiscal year ended January 31, 2010. The decrease was primarily attributable to:

•
a $4.3 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels. Fluctuations in foreign currency exchange rates had an unfavorable impact on personnel-related costs of approximately $0.6 million for the fiscal year ended January 31, 2011;

•	a $1.2 million decrease in overhead allocations related to selling, general and administrative expenses; and

•	a $1.0 million decrease in bad debt expense primarily due to an improved collection process and fluctuations in foreign currency exchange rates.
These decreases were offset primarily by a $2.8 million increase in agent and employee sales commissions principally due to overall increase in business activities.
Income from Operations
Income from operations was $175.3 million for the fiscal year ended January 31, 2011, an increase of $81.6 million, or 87.0%, compared to the fiscal year ended January 31, 2010 due primarily to the reasons described above.
Segment Performance
Segment performance was $175.7 million for the fiscal year ended January 31, 2011 based on segment revenue of $460.9 million, representing a segment performance margin of 38.1% as a percentage of segment revenue. Segment performance was $96.2 million for the fiscal year ended January 31, 2010 based on segment revenue of $385.0 million, representing a segment performance margin of 25.0% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the increase in segment revenue as well as a decrease in segment expenses for the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010.

Verint

	Verint
	Fiscal Years Ended January 31,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$726,799	$703,633	$23,166	3.3%
Intercompany revenue	—	—	—	—
Total revenue	726,799	703,633	23,166	3.3%
Costs and expenses:
Cost of revenue	238,344	239,935	(1,591)	(0.7)%
Research and development, net	96,525	83,797	12,728	15.2%
Selling, general and administrative	318,825	314,081	4,744	1.5%
Other operating expenses	—	141	(141)	N/M
Total costs and expenses	653,694	637,954	15,740	2.5%
Income from operations	$73,105	$65,679	$7,426	11.3%
Computation of segment performance:
Total revenue	$726,799	$703,633	$23,166	3.3%
Segment revenue adjustment	—	—	—	—
Segment revenue	$726,799	$703,633	$23,166	3.3%
Total costs and expenses	$653,694	$637,954	$15,740	2.5%
Segment expense adjustments:
Stock-based compensation expense	46,819	44,237	2,582	5.8%
Amortization of acquisition-related intangibles	30,554	30,289	265	0.9%
Compliance-related professional fees	28,913	54,472	(25,559)	(46.9)%
Acquisition-related charges	1,690	762	928	121.8%
Restructuring and integration charges	—	141	(141)	N/M
Other	3,505	39	3,466	N/M
Segment expense adjustments	111,481	129,940	(18,459)	(14.2)%
Segment expenses	542,213	508,014	34,199	6.7%
Segment performance	$184,586	$195,619	$(11,033)	(5.6)%
Revenue
Product revenue was $375.2 million for the fiscal year ended January 31, 2011, an increase of $0.9 million compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to an increase in product revenue related to Verint's Enterprise Intelligence solutions due to an increase in customer order activity and an increase in Verint's Communication Intelligence solutions as a result of a higher volume of projects completed during fiscal year ended January 31, 2011. These increases were partially offset by a decrease in revenue from Verint's Video Intelligence solutions due to a reduction of deliveries to a major customer partially offset by an increase in revenue from other customers.
Service and support revenue was $351.6 million for the fiscal year ended January 31, 2011, an increase of $22.3 million, or 6.8%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to an increase in Verint's Enterprise Intelligence solutions from higher support revenue due to an increase in customer installed base and from growth in Verint's professional services organization to meet the demand of Verint's customer base, increasing professional services revenue associated with installation, consulting and training.

Revenue by Geographic Region
Revenue in the Americas, EMEA and APAC represented approximately 53%, 26%, and 21% of Verint's revenue, respectively, for the fiscal year ended January 31, 2011 compared to approximately 55%, 25% and 20% respectively, for the fiscal year ended January 31, 2010.
Cost of Revenue
Product cost of revenue was $121.1 million for the fiscal year ended January 31, 2011, a decrease of $9.9 million, or 7.6%, compared to the fiscal year ended January 31, 2010. Verint's overall product margins increased in the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010 due to the slight increase in product revenue combined with a decline in product costs and a favorable change in product mix, as higher margin software revenue accounted for a larger portion of overall product mix. Product costs for the fiscal years ended January 31, 2011 and 2010 included amortization of acquired technology of $9.1 million and $8.0 million, respectively.
Service costs were $117.3 million for the fiscal year ended January 31, 2011, an increase of $8.3 million, or 7.6%, compared to the fiscal year ended January 31, 2010. This increase was primarily attributable to an $8.0 million increase in personnel-related expenses due to an increase in employee headcount required to support increased implementation services and salary increases. Verint's overall service margins remained constant in the fiscal year ended January 31, 2011.
Research and Development, Net
Research and development expenses, net, was $96.5 million for the fiscal year ended January 31, 2011, an increase of $12.7 million, or 15.2%, compared to the fiscal year ended January 31, 2010. This increase is primarily attributable to a $15.6 million increase in personnel-related costs due to (i) an increase in employee headcount and salary increases, (ii) an increase in costs as a result of a higher portion of employees' time devoted to generic product development rather than specific customization work and (iii) the impact of the weakening U.S. dollar against the NIS and Canadian dollar on research and development wages at Verint's Israeli and Canadian research and development facilities. These increases were partially offset by a $1.4 million increase in research and development reimbursements from government programs due to new programs approved by the OCS and a $1.0 million decrease in contractor costs.
Selling, General and Administrative
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

•
a $3.1 million increase in stock-based compensation expense primarily related to an increase in Verint's stock price impacting certain stock-based compensation arrangements accounted for as liability awards;

•	a $2.0 million increase in sales commissions due to an increase in headcount and customer orders received in fiscal year ended January 31, 2011;

•	a $1.2 million increase in other expenses; and

•	a $0.7 million increase in marketing expenses due to Verint's global brand awareness campaign.
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

Foreign Currency Effect on Operating Results
In the fiscal year ended January 31, 2011 compared to the fiscal year ended January 31, 2010, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint's business resulted in a decrease in Verint's revenue and an increase in cost of revenue and operating expenses. Had foreign exchange rates remained constant in these periods, Verint's revenue would have been approximately $1.0 million higher and operating expenses and cost of revenue would have been approximately $6.0 million lower, which would have resulted in approximately $7.0 million of higher income from operations in the fiscal year ended January 31, 2011.
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

All Other

	All Other
	Fiscal Years Ended January 31,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$95,227	$96,325	$(1,098)	(1.1)%
Intercompany revenue	3,409	1,879	1,530	81.4%
Total revenue	98,636	98,204	432	0.4%
Costs and expenses:
Cost of revenue	88,863	87,385	1,478	1.7%
Intercompany purchases	3,922	4,249	(327)	(7.7)%
Research and development, net	33,051	42,639	(9,588)	(22.5)%
Selling, general and administrative	316,300	344,806	(28,506)	(8.3)%
Other operating expenses	12,434	18,756	(6,322)	(33.7)%
Total costs and expenses	454,570	497,835	(43,265)	(8.7)%
Loss from operations	$(355,934)	$(399,631)	$43,697	10.9%
Computation of segment performance:
Total revenue	$98,636	$98,204	$432	0.4%
Segment revenue adjustment	—	—	—	—
Segment revenue	$98,636	$98,204	$432	0.4%
Total costs and expenses	$454,570	$497,835	$(43,265)	(8.7)%
Segment expense adjustments:
Stock-based compensation expense	10,579	13,428	(2,849)	(21.2)%
Amortization of acquisition-related intangibles	—	3,286	(3,286)	N/M
Compliance-related professional fees	132,804	129,167	3,637	2.8%
Compliance-related compensation and other expenses	2,700	5,396	(2,696)	(50.0)%
Strategic evaluation related costs	3,065	236	2,829	N/M
Impairment charges	—	3,356	(3,356)	N/M
Impairment of property and equipment	—	2,906	(2,906)	N/M
Acquisition-related charges	—	(157)	157	N/M
Litigation settlements and related costs	(17,060)	2,771	(19,831)	N/M
Restructuring and integration charges	29,934	15,400	14,534	94.4%
Gain on sale of land	(2,371)	—	(2,371)	N/M
Other	(1,402)	2,590	(3,992)	(154.1)%
Segment expense adjustments	158,249	178,379	(20,130)	(11.3)%
Segment expenses	296,321	319,456	(23,135)	(7.2)%
Segment performance	$(197,685)	$(221,252)	$23,567	10.7%
Revenue
All Other total revenue was $98.6 million for the fiscal year ended January 31, 2011, an increase of $0.4 million, or 0.4%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to a slight overall increase in revenue generated by the Comverse operations included in All Other. Starhome's total revenue for the fiscal years ended January 31, 2011 and 2010 were $37.2 million and $37.5 million, respectively, Comverse MI's total revenue for such fiscal years were $37.1 million and $29.9 million, respectively, and Netcentrex's total revenue for such fiscal years were $20.1 million and $29.0 million, respectively.

Cost of Revenue
Cost of revenue was $88.9 million for the fiscal year ended January 31, 2011, an increase of $1.5 million, or 1.7%, compared to the fiscal year ended January 31, 2010. The increase was primarily attributable to an increase of $2.6 million at Comverse offset by a $1.1 million decrease at Starhome.
Research and Development, Net
Research and development expenses, net were $33.1 million for the fiscal year ended January 31, 2011, a decrease of $9.6 million, or 22.5%. The decrease was primarily attributable to:

•
a $5.7 million decrease in personnel-related costs primarily due to the transfer of certain research and development personnel to specific projects in connection with processes to improve operational efficiency as part of the implementation of the Phase II Business Transformation with the personnel-related costs attributable to such personnel being recorded in cost of revenue in lieu of research and development expenses and workforce reduction associated with restructuring initiatives at Comverse;

•	a $1.7 million decrease in overhead allocation relating to research and development; and

•	a $0.5 million decrease in personnel-related costs primarily due to workforce reductions.
Selling, General and Administrative
Selling, general and administrative expenses were $316.3 million for the fiscal year ended January 31, 2011, a decrease of $28.5 million, or 8.3% compared to the fiscal year ended January 31, 2010.
The decrease was primarily attributable to:

•
an $18.8 million decrease in agent and employee sales commissions at Comverse principally due to a decrease in bookings generated from certain projects and in certain geographic locations with respect to which Comverse pays higher commissions to sales agents and, to a lesser extent, a decrease in sales commissions paid to employees principally as a result of a shift in product and project mix during the fiscal year ended January 31, 2011 to products and projects with respect to which Comverse pays lower sales commissions compared to the fiscal year ended January 31, 2010;

•	a $7.6 million decrease in personnel-related costs primarily due to workforce reductions associated with restructuring initiatives and a decline in compensation levels at Comverse; and

•	a $4.6 million decrease in contractor costs due to increased use of Company employees in lieu of contractors as part of cost savings initiatives.
The decrease was partially offset by a $3.6 million increase in compliance-related professional fees for the fiscal year ended January 31, 2011 due to the completion of adjustments to our historical financial statements and evaluations of the application of generally accepted accounting principles resulting in the filing with the SEC of the Comprehensive Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 on October 4, 2010 and the Annual Report on Form 10-K for the fiscal year ended January 31, 2010 on January 25, 2011.
Other Operating Expense

Other operating expenses were $12.4 million for the fiscal year ended January 31, 2011, a decrease of $6.3 million, or 33.7%. The decrease was primarily attributable to litigation settlement income of $17.5 million received by CTI primarily in connection with settlements of the consolidated shareholder derivative actions and consolidated shareholder class action in the fiscal year ended January 31, 2011. This decrease was partially offset by a $14.5 million increase in restructuring and integration charges due to higher personnel-related expenses incurred during the fiscal year ended January 31, 2010. A $3.4 million reduction in charges for impairment of other intangible assets that Comverse recorded for the fiscal year ended January 31, 2010.
Loss from Operations
Loss from operations was $355.9 million for the fiscal year ended January 31, 2011, a decrease in loss of $43.7 million, or 10.9%, compared to the fiscal year ended January 31, 2010 primarily due to the reasons described above. For each of the fiscal years ended January 31, 2011 and 2010, Starhome had income from operations of $2.7 million and $1.9 million, respectively and Comverse MI had income from operations of $15.5 million and $8.5 million, respectively. For the fiscal years ended January 31, 2011 and 2010, Netcentrex had loss from operations of $19.6 million and $24.8 million, respectively.

Segment Performance
Segment performance was a $197.7 million loss for the fiscal year ended January 31, 2011, a decrease in loss of $23.6 million, or 10.7%, compared to the loss for the fiscal year ended January 31, 2010. The decrease in loss was attributable to a decrease in segment expenses and a slight increase in segment revenue.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings under term loans and revolving credit facilities, proceeds from the issuance of convertible debt obligations, the sale of investments and assets and receipt of dividends from subsidiaries. We believe that our future sources of liquidity will include cash and cash equivalents, and may include new borrowings, cash generated from asset divestitures, or proceeds from the issuance of equity or debt securities.
During the fiscal year ended January 31, 2012, our principal uses of liquidity were to fund operating expenses, make capital expenditures, repay indebtedness, service our debt obligations, complete business combinations, make cash payments under the consolidated shareholder class action settlement agreement, and pay significant professional fees and other expenses in connection with our efforts to become current in, and continue to meet our periodic reporting obligations under, the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly in the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011 and we expect these expenses to continue to decline in subsequent fiscal periods as a result of becoming timely in the filing of our periodic reports. Such expenses are expected to decline further after we complete the remediation of the remaining material weakness in internal control over financial reporting and be eliminated over time as we enhance our internal finance and accounting personnel to replace external consultants currently assisting us in the preparation of periodic reports. In connection with the proposed Comverse share distribution, however, we have begun and expect to continue to incur significant expenses, including financial advisory, accounting, tax, consulting and legal fees.
Financial Condition of CTI and Comverse
Cash and Cash Equivalents
As of January 31, 2012, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $370.4 million, compared to approximately $457.6 million as of January 31, 2011.
During the fiscal year ended January 31, 2012, CTI and Comverse made the following significant disbursements:

•	$68.3 million paid in cash by CTI in accordance with the terms of the settlement agreements of the consolidated shareholder class action and the Opt-Out plaintiffs' action;

•
approximately $62.7 million paid for professional fees primarily in connection with CTI's efforts to become current in its periodic reporting obligations under federal securities laws, the timely filing of certain periodic reports and to remediate material weaknesses in internal control over financial reporting;

•	approximately $22.9 million in restructuring payments, including workforce reduction initiatives at Comverse;

•	approximately $8.9 million paid for professional fees and other expenses in connection with our evaluation of strategic alternatives;

•	repayment of borrowings of $6.0 million by Comverse Ltd. under an existing line of credit;

•	approximately $6.0 million paid by CTI in connection with a separation agreement with CTI's former President and Chief Executive Officer;

•	approximately $5.8 million paid for special retention bonuses; and

•	approximately $2.8 million paid by CTI in connection with the settlement agreements with the SEC and the DOJ resolving allegations of improper payments.
The decline in cash and cash equivalents is also attributable to:

•
the acceleration of collections of certain receivables to the three months ended January 31, 2011 with no corresponding acceleration of collections performed for the fiscal year ended January 31, 2012; and

•	negative cash flows from operations at Comverse and cash outflows at CTI attributable to expenses associated with its holding company structure.
These declines in cash and cash equivalents were partially offset primarily by:

•	approximately $75.0 million of proceeds received from sales and redemptions of ARS;

•	approximately $3.3 million received in connection with the settlement of certain CTI claims against a third party; and

•	approximately $1.6 million of remaining proceeds received by Comverse from the sale of land in Ra'anana, Israel.
Restricted Cash
Restricted cash aggregated $38.6 million and $67.9 million as of January 31, 2012 and 2011, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, pending tax judgments and proceeds received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the consolidated shareholder class action settlement agreement. As of January 31, 2011, CTI had $33.4 million of restricted cash received from sales and redemptions of ARS (including interest thereon) that were restricted under the terms of the settlement agreement. For more information about these restrictions, see Item 3, “Legal Proceedings—Proceedings Related to CTI's Special Committee Investigations—Settlement Agreements” and note 26 to the consolidated financial statements included in Item 15 of this Annual Report. During the fourth quarter of the fiscal year ended January 31, 2012, CTI paid all remaining amounts under the settlement agreement using restricted cash received from sales and redemptions of ARS and shares of its common stock and, accordingly, all remaining cash proceeds received from sales and redemptions of ARS became unrestricted.
ARS
Cash, cash equivalents, bank time deposits and restricted cash excludes ARS. As of January 31, 2012 and 2011, CTI had $7.5 million and $94.4 million aggregate principal amount of ARS, respectively, with a carrying amount on each such date of approximately $0.3 million and $72.4 million, respectively. As noted above, proceeds from sales and redemptions of ARS (including interest thereon) were restricted under the terms of the consolidated shareholder class action settlement agreement. During the fiscal year ended January 31, 2012, CTI sold approximately $86.9 million aggregate principal amount of ARS with a carrying amount of $72.2 million as of January 31, 2011 for approximately $75.0 million in cash. During the fourth quarter of the fiscal year ended January 31, 2012, CTI paid all remaining amounts under the settlement agreement and, accordingly, all remaining ARS and cash proceeds from sales and redemptions thereof became unrestricted.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months.
Management's current forecast is based upon a number of assumptions including, among others: the implementation of the Phase II Business Transformation and continued focus on reducing operating costs; restricted cash and bank time deposits in amounts consistent with current levels; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs; and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” materialize, CTI and Comverse may experience a shortfall in the cash required to support working capital needs.
Financial Condition of CTI's Majority-Owned Subsidiaries
Based on past performance and current expectations, we believe that cash and cash equivalents, and cash generated from operations by our majority-owned subsidiaries will be sufficient to meet their respective anticipated operating costs, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments and, in respect of Verint, required payments of principal and interest, for at least the next 12 months.
The liquidity of CTI's majority-owned subsidiaries could be negatively impacted by a decrease in demand for their products and service and support, including the impact of changes in customer buying behavior due to the economic environment. If any of CTI's majority-owned subsidiaries determines to make acquisitions or otherwise requires additional funds, it may need to raise additional capital, which could involve the issuance of equity or debt securities. There can be no assurance that such subsidiary would be able to raise additional equity or debt in the private or public markets on terms favorable to it, or at all.

Verint incurred significant professional fees and related expenses during the past several fiscal years, including the fiscal year ended January 31, 2011, in connection with its efforts to become current in its periodic reporting obligations under the federal securities laws. By July 2010, Verint filed with the SEC annual reports for all required fiscal years and quarterly reports for certain fiscal quarters for which it had not previously filed reports, resumed making timely periodic filings with the SEC, relisted its common stock on NASDAQ and resolved certain matters with the SEC. As a result, professional fees incurred by Verint during the fiscal year ended January 31, 2012 declined significantly from those incurred during the fiscal year ended January 31, 2011.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.
Cash Flows
Fiscal Year Ended January 31, 2012 Compared to Fiscal Year Ended January 31, 2011

	Fiscal Years Ended January 31,
	2012	2011
	(In thousands)
Net loss	$(31,019)	$(118,502)
Non-cash charges	148,768	181,963
Net income after non-cash charges add-back	117,749	63,461
Changes in operating assets and liabilities	(152,033)	(186,381)
Net cash used in operating activities	(34,284)	(122,920)
Net cash (used in) provided by investing activities	(26,990)	90,797
Net cash used in financing activities	(6,367)	(2,843)
Net cash provided by discontinued operations	—	38,752
Effects of exchange rates on cash and cash equivalents	1,888	2,732
Net (decrease) increase in cash and cash equivalents	(65,753)	6,518
Cash and cash equivalents, beginning of year including the cash of discontinued operations	581,390	574,872
Cash and cash equivalents, end of year including the cash of discontinued operations	515,637	581,390
Less: Cash and cash equivalents of discontinued operations end of year	—	—
Cash and cash equivalents, end of year	$515,637	$581,390
Short-term investments, end of year
ARS	$272	$72,441
Long-term investments, end of year
Other (1)	755	757
Total investments, end of year	$1,027	$73,198

(1)	Consists of other investments recorded within “Other assets” in the consolidated balance sheets of the consolidated financial statements included in Item 15 of this Annual Report.
Operating Cash Flows
Our operating cash flows vary significantly from period to period based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the fiscal year ended January 31, 2012, we used net cash of $34.3 million for operating activities. Net cash used in operating activities was primarily attributable to:

•	a $79.3 million decrease in deferred revenue;

•	a $48.0 million decrease in accounts payable and accrued expenses; and

•	a $100.6 million decrease in other assets and liabilities, of which $63.4 million represents payments made under the settlement agreement of the consolidated shareholder class action.

Such cash used in operating activities was partially offset by:

•	a 117.7 million of net income after non-cash charges add-back;

•	a $42.3 million decrease in deferred cost of revenue; and

•	a $23.0 million decrease in accounts receivable.
Investing Cash Flows
During the fiscal year ended January 31, 2012, net cash used in investing activities was $27.0 million. Net cash used in investing activities was primarily attributable to (i) $109.8 million of cash used for Verint's acquisition of businesses and payments of contingent consideration associated with business combinations completed in prior periods and (ii) $22.4 million of cash used for capital expenditures, including capitalization of software development costs. These cash outflows were partially offset by proceeds of $75.5 million from sales and redemptions of investments and a $29.4 million decrease in restricted cash and bank time deposits.
Financing Cash Flows
During the fiscal year ended January 31, 2012, net cash used in financing activities was $6.4 million. Net cash used in financing activities is primarily attributable to (i) $593.6 million of cash used to repay bank loans, long-term debt and other financing obligations, including the repayment of $583.2 million of outstanding borrowings under Verint's prior facility, (ii) $15.3 million of debt issuance costs incurred by Verint in connection with the new credit agreement, and (iii) $4.5 million of cash used to repurchase stock of CTI from certain directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. These were partially offset by (i) $597.1 million of Verint's borrowings under the new credit agreement representing $600.0 million of gross borrowings, net of a $3.0 million original issuance discount, and (ii) $14.6 million of proceeds received from exercises of stock options.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in the U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound Sterling. For the fiscal year ended January 31, 2012, the fluctuation in foreign currency exchange rates had a favorable impact of $1.9 million on cash and cash equivalents.
Liquidity of Investments
As of January 31, 2012 and 2011, the carrying amount of our ARS was $0.3 million and $72.4 million, respectively, and their aggregate principal amount was $7.5 million and $94.4 million, respectively. As of January 31, 2011, all investments in ARS (all of which were held by CTI as of such date) were restricted as CTI was prohibited from using proceeds from sales and redemptions of such ARS pursuant to the terms of the consolidated shareholder class action settlement agreement CTI entered into on December 16, 2009, as amended on June 19, 2010. During the fourth quarter of the fiscal year ended January 31, 2012, CTI paid all remaining amounts under the settlement agreement and, accordingly, all ARS and cash proceeds received from sales and redemptions thereof became unrestricted. For more information, see Item 3, “Legal Proceedings—Proceedings Related to CTI's Special Committee Investigations—Settlement Agreements” and note 26 to the consolidated financial statements included in Item 15 of this Annual Report.
During the fiscal year ended January 31, 2012, CTI sold approximately $86.9 million aggregate principal amount of ARS with a carrying amount of $72.2 million as of January 31, 2011 for approximately $75.0 million in cash.

Fiscal Year Ended January 31, 2011 Compared to Fiscal Year Ended January 31, 2010

	Fiscal Years Ended January 31,
	2011	2010
	(In thousands)
Net loss	$(118,502)	$(264,252)
Non-cash charges	181,963	194,318
Net income (loss) after non-cash charges add-back	63,461	(69,934)
Changes in operating assets and liabilities	(186,381)	(23,644)
Net cash used in operating activities	(122,920)	(93,578)
Net cash provided by investing activities	90,797	71,155
Net cash used in financing activities	(2,843)	(428,132)
Net cash provided by (used in) discontinued operations	38,752	(61,419)
Effects of exchange rates on cash and cash equivalents	2,732	7,919
Net increase (decrease) in cash and cash equivalents	6,518	(504,055)
Cash and cash equivalents, beginning of year including the cash of discontinued operations	574,872	1,078,927
Cash and cash equivalents, end of year including the cash of discontinued operations	581,390	574,872
Less: Cash and cash equivalents of discontinued operations at end of year	—	(13,190)
Cash and cash equivalents, end of year	$581,390	$561,682
Short-term investments, end of year
ARS	$72,441	$35,846
Long-term investments, end of year
ARS	—	78,804
Other(1)	757	2,752
	757	81,556
Total investments, end of year	$73,198	$117,402

(1)	Consists of other investments recorded within “Other assets” in the consolidated balance sheets of the consolidated financial statements included in Item 15 of this Annual Report.
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
Investing Cash Flows
During the fiscal year ended January 31, 2011, cash provided by investing activities was $90.8 million. Net cash provided by investing activities was primarily attributable to $76.5 million from the sale of shares of Verint Systems' common stock in January 2011, $57.3 million from sales and maturities of investments and $27.3 million from asset sales mainly attributable to the sale of land in Ra'anana, Israel. These increases were partially offset by $33.5 million of cash used to settle derivative financial instruments not designed as hedges, $22.9 million of cash used for capital expenditures, including capitalization of software development costs, and $23.5 million of cash used for Verint's acquisition of Iontas and payments of contingent consideration associated with business combinations consummated in prior periods.
Investments were $73.2 million as of January 31, 2011, a decrease of $44.2 million compared to January 31, 2010. The decrease was primarily attributable to the sales and maturities of these investments.
Financing Cash Flows
During the fiscal year ended January 31, 2011, cash used in financing activities was $2.8 million primarily attributable to

$44.2 million of cash used to repay bank loans long-term debt and other financing obligations, $4.0 million of cash paid relating to debt issuance costs, $2.2 million of dividends paid by Verint's joint venture to its noncontrolling stockholders and $1.9 million of cash paid to acquire treasury shares. These outflows were partially offset by $36.6 million of net proceeds from issuance of common stock by subsidiaries principally due to exercises of Verint stock options as a result of the termination of the prohibition on option exercises when Verint became current in its periodic reporting obligations under the federal securities laws in June 2010, and $12.0 million of proceeds from new borrowings under a line of credit.
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
Liquidity of Investments
During the fiscal year ended January 31, 2011, the market liquidity for ARS exhibited some improvement although the price in the markets for certain classes of our ARS holdings continued to decline. Accordingly, we recorded other-than-temporary impairment charges of $0.4 million during the fiscal year ended January 31, 2011. As of January 31, 2011, the carrying amount of our $94.4 million aggregate principal amount of ARS was $72.4 million. For additional information, see notes 1 and 3 to the consolidated financial statements included in Item 15 of this Annual Report.
As of January 31, 2010, all investments in ARS (all of which were held by CTI as of such date) were restricted as CTI was prohibited from using proceeds from sales of such ARS pursuant to the terms of the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009. For more information about these restrictions, see Item 3, “Legal Proceedings—Proceedings Related to CTI's Special Committee Investigations—Settlement Agreements” and note 26 to the consolidated financial statements included in Item 15 of this Annual Report.
Under the terms of the original settlement agreement of the consolidated shareholder class action prior to its amendment on June 19, 2010, CTI agreed to (i) exercise its right to sell its eligible ARS at face value to UBS during a specified period (referred to as the UBS Put) on June 30, 2010 and (ii) within 48 hours after receipt of payment, pay to the plaintiff class the proceeds received subsequent to the date of the settlement agreement from all sales of ARS held in an account with UBS (including proceeds received as a result of the exercise of the UBS Put), which would reduce the amount of a $51.5 million payment that was payable on or before August 15, 2010. For a more comprehensive discussion relating to the UBS Put, see note 3 to the consolidated financial statements included in Item 15 of this Annual Report.
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
As of January 31, 2011, all investments in ARS (all of which were held by CTI as of such date) were restricted as CTI was prohibited from using proceeds from sales of such ARS pursuant to the terms of the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009, as amended on June 19, 2010. For more information about these restrictions, see Item 3, “Legal Proceedings—Proceedings Related to CTI's Special Committee Investigations—Settlement Agreements” and note 26 to the consolidated financial statements included in Item 15 of this Annual Report.

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
On April 29, 2011, Verint entered into a credit agreement (referred to as the new credit agreement) with a group of lenders and Credit Suisse AG, as administrative agent and collateral agent for the lenders (referred to in such capacities as the agent), and concurrently terminated the prior facility.
The new credit agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (referred to as the new term loan facility) and a $170.0 million revolving credit facility maturing in April 2016 (referred to as the new revolving credit facility), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the new credit agreement. As of January 31, 2012, Verint had no outstanding borrowings under the new revolving credit facility.
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
Loans under the new credit agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint's election:

•
in the case of Eurodollar loans, the Adjusted London Interbank Offered (or LIBO) Rate plus 3.25% (or if Verint's corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the new credit agreement), and

•
in the case of base rate loans, the Base Rate plus 2.25% (or if Verint's corporate ratings are at least BB- and Ba3 or better, 2.00%). The “Base Rate” is the greatest of (i) the agent's prime rate, (ii) the Federal Funds Effective Rate (as defined in the new credit agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

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
During the fiscal year ended January 31, 2012, Verint incurred $0.5 million of fees to secure waivers of certain provisions of the new credit agreement which allowed it to structure the financing for one of its business combinations in a favorable manner, $0.2 million of which were deferred and will be amortized over the remaining term of the new credit agreement and $0.3 million of which were expensed as incurred.
As of January 31, 2012, the interest rate on the new term loan facility was 4.50%. Including the impact of the 0.50% original issuance term loan facility discount and the deferred debt issuance costs, the effective interest rate on Verint's new term loan facility was approximately 4.91% as of January 31, 2012.
Verint incurred interest expense on borrowings under its credit facilities of $28.1 million, $26.2 million and $22.6 million during the fiscal years ended January 31, 2012, 2011 and 2010 , respectively. Verint also recorded $2.8 million, $2.8 million and $1.9 million during the fiscal years ended January 31, 2012, 2011 and 2010, respectively, for amortization of deferred debt issuance costs, which is reported within "Interest expense." Included in the deferred debt-related cost amortization for the fiscal years ended January 31, 2011 and 2010 were $0.3 million and $0.1 million, respectively, of additional amortization associated with unscheduled principal repayments in those fiscal years. During the fiscal year ended January 31, 2012, Verint also recorded $0.3 million for amortization of the original issuance term loan discount, which is reported within “Interest expense.”
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
Verint Systems' obligations under the new credit agreement are guaranteed by substantially all of Verint's domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes and are secured by security interests in substantially all assets of Verint and its guarantor subsidiaries, subject to certain exceptions. Verint's obligations under the new credit agreement are not guaranteed by CTI and are not secured by any of CTI's assets.
The new credit agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the new credit agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The new credit agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (or EBITDA) (each as defined in the new credit agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1 and, thereafter, of no greater than 4.50 to 1. The limitations imposed by the covenants are subject to certain exceptions. As of January 31, 2012, Verint was in compliance with such requirements. As of January 31, 2012, Verint's consolidated leverage ratio was approximately 2.7 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and its EBITDA for the twelve-month period then ended exceeded by at least $80.0 million the minimum EBITDA required to satisfy the leverage ratio covenant given Verint's outstanding debt as of such date.
The new credit agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the lenders within certain periods after the end of each fiscal year and quarter.
The new credit agreement provides for customary events of default with corresponding grace periods, including failure to pay principal or interest under the new credit agreement when due, failure to comply with covenants, any representation or warranty made by Verint proving to be inaccurate in any material respect, defaults under certain other indebtedness of Verint or its subsidiaries, a change of control (as defined in the new credit agreement) of Verint, and certain insolvency or receivership events affecting Verint or its significant subsidiaries. Upon an event of default, all of Verint's indebtedness under the new credit agreement may be declared immediately due and payable, and the lenders' commitments to provide loans under the new credit agreement may be terminated.
Other Verint Indebtedness
In connection with Verint's August 2, 2011 business combination, Verint assumed approximately $3.3 million of development bank and government debt in the Americas region. This debt is payable-in-periods through February 2017 and bears interest at varying rates. As of January 31, 2012, the majority of this debt bears interest at an annual rate of 7.00%. The carrying value of this debt was approximately $3.1 million as of January 31, 2012.
Convertible Debt Obligations
As of January 31, 2012 and 2011, CTI had $2.2 million aggregate principal amount of outstanding convertible debt obligations (referred to as the Convertible Debt Obligations). The Convertible Debt Obligations are not secured by any of our assets and are not guaranteed by any of CTI's subsidiaries. For additional information relating to the convertible debt obligations, see note 12 to the consolidated financial statements included in Item 15 of this Annual Report.
Comverse Ltd. Lines of Credit
As of January 31, 2011, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $10.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances that Comverse Ltd. is required to maintain with the bank to $20.0 million. As of January 31, 2012 and 2011, Comverse Ltd. had utilized $17.8 million and $4.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of January 31, 2011, Comverse Ltd. had an additional line of credit with a bank for $15.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank's underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2011, Comverse Ltd. had outstanding borrowings of $6.0 million under the line of credit which was repaid in full during the first quarter of the fiscal year ended January 31, 2012. In December 2011, the line of credit decreased to $8.0 million with a corresponding decrease in the cash balances that Comverse Ltd. is required to maintain with the bank to $8.0 million. As of January 31, 2012 and 2011, Comverse Ltd. had utilized $3.3 million and $7.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.'s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” within the consolidated balance sheets as of January 31, 2012 and 2011.
Settlements of Shareholder Actions
On December 16, 2009, CTI entered into a consolidated shareholder class action settlement agreement, which was amended on June 19, 2010. During the fiscal year ended January 31, 2012, CTI paid all remaining amounts payable under the settlement agreement, of which approximately $58.8 was paid in cash and $82.5 million was paid through the issuance of 12,462,236 shares of CTI's common stock.
The consolidated shareholder class action settlement agreement included restrictions on CTI's ability to use proceeds from sales of ARS until the amounts payable under the settlement agreement are paid in full. Following the payment by CTI of the remaining amounts payable under the settlement agreement, these restrictions terminated. For more information, see Item 3, “Legal Proceedings—Proceedings Related to CTI's Special Committee Investigations—Settlement Agreements” and note 26 to the consolidated financial statements included in Item 15 of this Annual Report.
In addition, on December 19, 2011, CTI and the Opt-Out plaintiffs entered into a settlement agreement, pursuant to which CTI paid the plaintiffs approximately $9.5 million on December 28, 2011. For more information, see Item 3, “Legal Proceedings—Proceedings Related to CTI's Special Committee Investigations—Opt-Out Plaintiff's Action” and note 26 to the consolidated financial statements included in Item 15 of this Annual Report.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand and in conjunction with various acquisitions. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some charges. For more information relating to our restructuring initiatives, including our financial obligations in respect thereof, see note 11 to the consolidated financial statements included in Item 15 of this Annual Report.
Business Transformation
During the second half of the fiscal year ended January 31, 2011, we commenced certain initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, significantly reducing its annualized operating costs. During the fiscal year ended January 31, 2012, Comverse implemented the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse's leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. In relation to these restructuring plans, we recorded severance-related costs of $12.6 million and $11.6 million for the fiscal years ended January 31, 2012 and 2011, respectively, and facilities-related costs of $0.2 million for each such fiscal year. During the fiscal years ended January 31, 2012 and 2011, we paid severance-related costs of $12.4 million and $9.1 million, respectively, and facilities-related costs of $0.3 million and $0.1 million, respectively. The remaining costs of $2.5 million are expected to be paid by January 31, 2013. We substantially completed our implementation of the Phase II Business Transformation.  In the fiscal year ending January 31, 2013, we expect to continue to evaluate the implementation of certain measures of the Business Transformation.
Netcentrex 2010 Initiative
During the fiscal year ended January 31, 2011, management, as part of initiatives to improve focus on Comverse's core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the fiscal year ended January 31, 2012, Comverse began the second phase of its Netcentrex restructuring plan. In relation to these initiatives, we recorded severance-related costs of $7.6 million and $10.9 million for the fiscal years ended January 31, 2012 and 2011, respectively, and facilities-related costs of $0.1 million in the fiscal year ended January 31, 2012. During the fiscal years ended January 31, 2012 and 2011, we paid severance-related costs of $9.3 million and 8.0 million, respectively. The remaining costs of $1.2 million relating to the Netcentrex second phase are expected to be substantially paid by January 31, 2013. As part of its commitment to its customers, Netcentrex is providing, and is expected to continue to provide, maintenance, support and certain other services to address the ongoing needs of its existing customer base.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of January 31, 2012 and 2011, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $68.8 million as of January 31, 2012, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2013.
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
Investment in Verint Systems' Preferred Stock
On May 25, 2007, in connection with Verint's acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint's Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), which represents all of Verint's outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation.

Dividends
The dividend rate on the preferred stock is 3.875% per annum. Verint's prior facility contained, and the new credit agreement contains, a restrictive covenant which limits its ability to pay dividends on the preferred stock. Through the date hereof, no dividends have been declared or paid on the preferred stock. Through January 31, 2012 and 2011, cumulative, undeclared dividends on the preferred stock were $59.0 million and $45.7 million, respectively. As of January 31, 2012 and 2011, the liquidation preference of the preferred stock was $352.0 million and $338.7 million, respectively.
Voting and Conversion
Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems' common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock.
Each share of preferred stock is convertible, at the option of CTI, into a number of shares of Verint Systems' common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66, and remained unchanged through January 31, 2012. As of January 31, 2012 and 2011, the preferred stock could be converted into approximately 10.8 million and 10.4 million shares of Verint Systems' common stock, respectively.
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
Registration Rights
        Pursuant to a registration rights agreement that CTI and Verint entered into concurrently with the Securities Purchase Agreement (referred to as the New Registration Rights Agreement), CTI is entitled to two demands and unlimited piggyback registration rights on certain Securities Act registrations filed by Verint.
For a more comprehensive discussion relating to the terms of the preferred stock, see note 25 to the consolidated financial statements included in Item 15 of this Annual Report.
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
Contingent Payments Associated with Business Combinations
In connection with certain of Verint's business combinations, Verint has agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates.
During the fiscal year ended January 31, 2012, Verint completed seven business combinations, all of which included contingent cash consideration arrangements. For more information, see note 6 in the consolidated financial statements included in Item 15 of this Annual Report.
As of January 31, 2012, potential future cash payments under contingent consideration arrangements aggregated $79.2 million, the estimated fair value of which was $38.6 million, of which $10.1 million is included within “Accounts payable and accrued expenses,” and $28.5 million is included within “Other long-term liabilities.” The performance periods associated with these potential payments extend through January 2015.

OFF-BALANCE SHEET ARRANGEMENTS
We lease certain of our current facilities, furniture, and equipment under non-cancelable operating lease agreements. We are typically required to pay property taxes, insurance, and normal maintenance costs for these facilities.

We provide certain customers in the ordinary course of business with financial performance guarantees. See “-Liquidity and Capital Resources-Guarantees and Restrictions on Access to Subsidiary Cash-Guarantees” and note 26 to the consolidated financial statements included in Item 15 of this Annual Report.
In the normal course of business, we provide indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of our products. In addition, to the extent permitted under state laws or other applicable laws, we have agreements in which we agreed to indemnify our directors and officers for certain events or occurrences while the director or officer is, or was, serving at our request in such capacity. For more information relating to indemnification agreements, see note 26 to the consolidated financial statements included in Item 15 of this Annual Report.
As of January 31, 2012, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CONTRACTUAL OBLIGATIONS
The following table presents our contractual obligations as of January 31, 2012:

	Payments due by period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(In thousands)
Long-term debt obligations, including current portion	$749,238	$33,209	$65,448	$64,425	$586,156
Operating lease obligations	140,859	34,476	45,006	24,574	36,803
Purchase obligations (1)	76,657	67,674	8,983	—	—
Other current and long-term liabilities	1,696	792	687	217	—
Total (2)	$968,450	$136,151	$120,124	$89,216	$622,959

(1)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2)
Our consolidated balance sheet as of January 31, 2012 includes $125.7 million of non-current tax liabilities for uncertain tax positions. The specific timing of any cash payments, if any, relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the table set forth above.

The long-term debt obligations reflected above include projected interest payments over the term of the debt, assuming interest rates of 4.50%, which was the interest rate in effect for Verint’s term loan borrowings as of January 31, 2012. The interest rate on the term loan and revolving credit facility under the new credit agreement are variable. For a more detailed discussion of the interest on borrowings under the new credit agreement, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities” and note 12 to the consolidated financial statements included in Item 15 of this Annual Report.
In connection with certain of Verint's business combinations, Verint has agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates. For information relating to potential future cash payments under contingent consideration arrangements, see “—Liquidity and Capital Resources—Contingent Payments Associated with Business Combinations.”

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
Please note that the following discussion of critical accounting estimates and judgments contains references to the FASB's guidance in effect, and applicable to our consolidated financial statements on or before January 31, 2012 (the end of the most recent fiscal year covered by this Annual Report).
Revenue Recognition
We report our revenue in two categories: (i) product revenue, including hardware and software products; and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (or PCS). Professional services primarily include installation, customization and consulting services. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions.
In September 2009, the FASB issued revenue recognition guidance applicable to multiple element arrangements, which:

•
applies to multiple element revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance; and

•
addresses how to separate consideration related to each element in a multiple element arrangement, excluding software arrangements, and establishes a hierarchy for determining the selling price of an element. It also eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all elements using the relative selling price method.

We adopted this guidance on a prospective basis for revenue arrangements entered into, or materially modified, on or after February 1, 2011.
Multiple element arrangements entered into or materially modified on or after February 1, 2011 that include hardware which functions together with software to provide the essential functionality of the product are accounted under the FASB's new guidance applicable to multiple element arrangements. Multiple element arrangements entered into prior to February 1, 2011 and not materially modified on or after February 1, 2011 are accounted for in accordance with the FASB's guidance relating to revenue recognition for software arrangements as the software component of most of our multiple element arrangements is more than incidental to the products being sold.
For arrangements that do not require significant customization of the underlying software, we recognize revenue when we have persuasive evidence of an arrangement, the product has been shipped and the services have been provided to the customer, the sales price is fixed or determinable, collectability is probable, and all pertinent criteria are met as required by the FASB's guidance.
For multiple element arrangements entered into prior to February 1, 2011 and not materially modified on or after February 1, 2011, we allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence (or VSOE) of fair value of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If we are unable to establish VSOE of fair value for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.
For multiple element arrangements entered into or materially modified after February 1, 2011 that include hardware which functions together with software to provide the essential functionality of the product, we allocate revenue to each element based on its selling price The selling price used for each element is based on VSOE of fair value, if available, third-party evidence (“TPE”) of fair value if VSOE is not available, or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. In determining the units of accounting for these arrangements, we evaluate whether each element has stand-alone value as defined in the FASB's guidance. For our Comverse BSS and Comverse VAS segments, the professional services performed prior to the product's acceptance do not have stand-alone value and are therefore combined with the related hardware and software as one non-software deliverable. After determining the fair value for each deliverable, the arrangement consideration is allocated using the relative selling price method. Revenue is recognized accordingly for each deliverable once the respective revenue recognition criteria are met for that deliverable.
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
When PCS is included within a multiple element arrangement and the arrangement is within the scope of the software revenue guidance, we primarily utilize the substantive renewal rate to establish VSOE of fair value for the PCS. To a much lesser extent, the bell-shaped curve approach is used for certain Verint arrangements, depending upon geographical region or product line.
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
For multiple element arrangements containing as-requested training obligations that are within the scope of the software revenue guidance, we recognize the total arrangement consideration ratably over the contractual period during which we are required to “stand ready” to perform such training, provided that all other criteria for revenue recognition have been met.
For multiple element arrangements containing defined training obligations, the training services are typically provided to the customer prior to the completion of the installation services. For arrangements that are within the scope of the software revenue guidance, because revenue recognition does not commence until the completion of installation, the defined training obligations do not impact the timing of recognition of revenue. In certain circumstances in which training is provided after the end of the installation period, we commence revenue recognition upon the completion of training, provided that all other criteria for revenue recognition have been met.
Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized, in accordance with the FASB's guidance for long-term construction type contracts using the percentage-of-completion (or POC) method.
The determination of whether services entail significant customization requires judgment and is primarily based on alterations to the features and functionality to the standard release, complex or unusual interfaces as well as the amount of hours necessary to complete the customization solution relative to the size of the contract. Revenue from these arrangements is recognized on the POC method based on the ratio of total hours incurred to date compared to estimated total hours to complete the contract. We are required to make judgments to estimate the total estimated costs and progress to completion. Changes to such estimates can impact the timing of the revenue recognition period to period. We use historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within our control. If some level of profitability is assured, but the related revenue and costs cannot be reasonably estimated, then revenue is recognized to the extent of costs incurred until such time that the project's profitability can be estimated or the services have been completed. Subsequent to the fiscal year ended January 31, 2012, we entered into a contract modification with a customer in our Comverse BSS segment accounted for using the POC method of revenue recognition which is expected to result in approximately $9.7 million of incremental revenue in the fiscal year ending January 31, 2013. The contract modification and the related changes in estimate to complete the arrangement are expected to decrease consolidated revenue during the three months ended April 30, 2012 by $6.6 million.  Revenue in the nine months following April 30, 2012 related to this modified arrangement is expected to total $16.3 million.
If VSOE of fair value of PCS does not exist, revenues are recognized to the extent of costs incurred until the services have been completed, provided that we are able to make reliable cost estimates and some level of profitability is assured. Once the services are completed, the remaining unrecognized portion of the arrangement fee is recognized ratably over the remaining PCS period. For situations where we are not able to make reliable estimates or some level of profitability is not assured, all revenue will be deferred until completion of the professional services and recognized ratably over the respective PCS period. If we determine that based on our estimates our costs exceed the sales price, the entire amount of the estimated loss is accrued in the period that such losses become known.
When revenue is recognized over multiple periods in accordance with our revenue recognition policies, the material cost, including hardware and third-party software license fees are deferred and amortized over the same period that product revenue is recognized. These costs are recognized as “Deferred cost of revenue” on the consolidated balance sheets. However, we have made an accounting policy election whereby the cost for installation and other service costs are expensed as incurred, except for arrangements recognized in accordance with the FASB's guidance for long-term construction type contracts.
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
In determining the amount of a multiple element arrangement fee that should be classified between product revenue and service revenue, Comverse first allocates the arrangement fee to product revenue and PCS (PCS is classified as service revenue) based on management's estimate of fair value for those elements. The remainder of the arrangement fee, which is comprised of all other service elements, is allocated to service revenue. The estimate of fair value of the product element is based primarily on management's evaluation of direct costs and reasonable profit margins on those products. This was determined to be the most appropriate methodology as Comverse has historically been product oriented with respect to pricing policies which facilitates the evaluation of product costs and related margins in arriving at a reasonable estimate of the product element fair value. Management's estimate of reasonable profit margins requires significant judgment and consideration of various factors, such as the impact of the economic environment on margins, the complexity of projects, the stability of product profit margins and the nature of products. The estimate of fair value for PCS is based on management's evaluation of weighted average PCS rates for arrangements for which VSOE of fair value of PCS exists.
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
Revenue from sales to resellers and original equipment manufacturers (or OEMs) who purchase Verint's products for resale are generally recognized when such products are shipped (referred to as sell-in basis) to the reseller or OEM. This policy is predicated on Verint's ability to estimate sales returns from these customers, among other criteria. Verint is also required to evaluate whether its resellers and OEMs have the ability to honor their commitment to make fixed or determinable payments, regardless of whether they collect payment from customers. If Verint were to change any of these assumptions or judgments, it could cause a material change to reported revenue in a particular period. Verint has historically experienced insignificant product returns from resellers and OEMs and payment terms for these customers are similar to those granted to end users. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, Verint defers the recognition of revenue until the receipt of cash.
Extended Payment Terms
One of the critical judgments that we make, related to revenue recognition, is the assessment that collectability is probable. Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance at the onset of a sales arrangement. Certain of Comverse's arrangements include payment terms that depart from its customary practice. In these situations, if a customer does not have an adequate history of abiding by its contractual payment terms without concessions, the sales price is not considered fixed or determinable and revenue is recognized upon collection provided all other revenue recognition criteria have been met. We consider payment terms where more than 5% of the arrangement fees are due 120 days from customer acceptance to be extended. If the arrangement is with a new customer and the payment terms are extended, there is no evidence of collecting under the original payment terms without making concessions and therefore the presumption that the fee is not fixed and determinable cannot be overcome. If this arrangement is with an existing customer, an evaluation of the customer's payment history will take place to determine if the fee is fixed.
Stock-Based Compensation
We account for share-based payment awards, including employee stock options, restricted stock, restricted stock units, deferred stock units and employee stock purchases, made to employees and directors in accordance with the FASB's guidance for share-based payment and related interpretative guidance, which requires the measurement and recognition of compensation expense for all such awards based on estimated fair value. Options are granted by CTI as well as its Verint and Starhome subsidiaries.
We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under the FASB's guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award's vesting period. We use the Black-Scholes option-pricing model to measure fair value of these stock option awards. The Black-Scholes model requires judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption over the term of the awards and the expected life of the option award based on the actual and projected employee stock option behaviors. The inputs noted below that are factored into the option valuation model we use to measure the fair value of our stock awards are subjective estimates. Changes to these estimates could cause the fair value of our stock awards and related stock-based compensation expenses to vary materially. Except as noted below, the following key assumptions are used for all of our stock-based compensation awards:

•	The risk-free interest rate assumption we use is based upon U.S. Treasury interest rates appropriate for the expected life of the awards.

•	Our majority-owned subsidiaries, including our publicly-traded Verint subsidiary, use historical volatility when measuring volatility in their stock options.

•	Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.
We are also required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. Although we estimate forfeitures based on historical experience and future expectation, actual forfeitures may differ. The forfeiture assumption is adjusted to the actual forfeitures that occur.
During the fiscal years ended January 31, 2012, 2011 and 2010, our consolidated stock-based compensation expense was $37.0 million, $57.4 million and $57.7 million, respectively.
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
Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and as a result, there is an inherent level of uncertainty. Key critical estimates in valuing certain of the intangible assets include, but are not limited to:

•	future expected cash flows generated from acquired technology and customer relationships;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company's brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used;

•	weighted average cost of capital and discount rates; and

•	estimating the useful lives of acquired assets as well as the pattern or manner in which the assets will amortize.

•
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
We apply the FASB's guidance when testing goodwill for impairment which permits management to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If management performs a qualitative assessment and concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if management concludes otherwise, it is then required to perform the first step of the two-step impairment test.
For reporting units where we decide to perform a qualitative assessment, our management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.
For reporting units where we perform the two-step goodwill impairment test, the first step requires us to compare the fair value of each reporting unit to the carrying value of its net assets. Management considers both an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine the fair value of its reporting units. Management's estimate of fair value of each reporting unit is based on a number of subjective factors, including: (i) the appropriate weighting of valuation approaches (income-based approach and market-based approach), (ii) estimates of the future revenue and cash flows, (iii) discount rate for estimated cash flows, (iv) selection of peer group companies for the market-based approach, (v) required levels of working capital, (vi) assumed terminal value, (vii) the time horizon of cash flow forecasts; and (viii) control premium.

We use the work of an independent third-party appraisal firm to assist us in considering our determination of the implied fair value of our goodwill. The fair values are calculated using the income approach and a market approach based on comparable companies. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded. Assumptions and estimates about future values of our reporting units and implied goodwill are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.
The determination of reporting units also requires management judgment. We assess whether a reporting unit exists within a reportable segment by identifying the unit, determining whether the unit qualifies as a business under U.S. GAAP, and assessing the availability and regular review by segment management of discrete financial information for the unit.
During the fiscal year ended January 31, 2012, there were no indicators of impairment at our Verint and Starhome reporting units. As of January 31, 2012, our Verint and Starhome reporting units had $897.1 million and $7.6 million of goodwill, respectively. During the fiscal year ended January 31, 2012, we performed impairment testing for our Comverse subsidiary. As of January 31, 2012, our Comverse subsidiary had $155.5 million of goodwill. For more information, see note 1 to the consolidated financial statements included in Item 15 of this Annual Report.
We did not record any impairment of goodwill for the fiscal years ended January 31, 2012, 2011 and 2010.
Management's forecasts and estimates are based on assumptions that are consistent with the plans and estimates used to manage the business. Changes in these estimates could change the conclusion regarding an impairment of goodwill.
Impairment of Long-Lived and Intangible Assets
We review the recoverability of our long-lived assets, such as property and equipment, and intangible assets with finite lives, whenever events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Any impairment of these assets must be considered prior to our impairment review of goodwill. The assessment of impairment is based on our ability to recover the carrying value of the asset by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset group.
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
In connection with the testing of the goodwill of the Netcentrex reporting unit, we recorded charges of $3.4 million relating to finite-lived intangible assets during the fiscal year ended January 31, 2010. This write-down reflected the impairment of all of the reporting unit's intangible assets.
Allowance for Doubtful Accounts
We estimate the collectability of our accounts receivable balances for each accounting period and adjust the allowance for doubtful accounts accordingly. We exercise judgment in assessing the collectability of accounts receivable, including consideration of the current economic conditions, creditworthiness of customers, their collection history and the related aging of past due receivables balances. We evaluate specific accounts when we become aware that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy or other factors that may affect such customer's ability to meet its payment obligations. Management has used all available information subsequent to the balance sheet date to evaluate the reasonableness of its estimates. We charge off uncollectible trade receivables when all collection efforts have been exhausted and we believe the amount will not be collected.

As of January 31, 2012 and 2011, the accounts receivable balance was $290.6 million and $319.6 million, net of allowance for doubtful accounts of $12.2 million and $13.2 million, respectively.
Unanticipated events and circumstances may occur that affect the accuracy or validity of such assumptions, estimates or actual results.
Income Taxes
We account for income taxes in accordance with the FASB's guidance relating to income taxes. Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense/benefit) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the acquisition method of accounting is recognized in the consolidated statement of operations. Research and development credits are recorded based on the amount of benefit we believe is more-likely-than-not of being earned. Additionally, we are required to recognize in the consolidated financial statements those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions.
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
As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Under the FASB's guidance, the income tax benefit from future releases of the acquisition date valuation allowances or income tax contingencies, if any, are reflected in the income tax provision in the consolidated statements of operations, rather than as an adjustment to the purchase price allocation.
Litigation and Contingencies
Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. We accrue for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. We expense legal fees associated with consultations with outside counsel and defense of lawsuits as incurred. Such estimates may be based on advice from third parties or solely on management's judgment, as appropriate. Actual amounts paid may differ materially from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.
From time to time, we receive notices that our products or processes may be infringing the patent or intellectual property rights of others; notices of shareholder litigation; and notices of other lawsuits or other claims against us. We assess each matter in order to determine if a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel. Based on the information obtained combined with management's judgment regarding all the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss. Should the judgments and estimates made by management not coincide with future events, such as a judicial action against us where we expected no merit on the part of the party bringing the action against us, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.
In the fiscal year ended January 31, 2007, we recorded a $174.4 million pre-tax charge for settlement amounts payable under settlement agreements of a consolidated shareholder class action and federal and state derivative actions, which agreements were approved by the courts in which such actions were pending on June 23, 2010, July 1, 2010 and September 23, 2010, respectively. The amounts payable under the settlements consisted of up to an aggregate of $165.0 million payable under the settlement of the consolidated shareholder class action settlement and $9.4 million in legal fees and expenses of the plaintiffs under the settlement of the shareholder derivative actions. The amount of such charge was determined based on the actual amount of the settlement. We reflected the charges during the fiscal year ended January 31, 2007, the fiscal period in which the actions commenced, not the fiscal period the lawsuits were settled because the financial statements for the fiscal year ended January 31, 2007 had not been issued. Upon entering into the settlement agreement of the consolidated shareholder class action in December 2009, CTI paid $1.0 million to the plaintiff class. During the fiscal year ended January 31, 2011, CTI paid $17.9 million and $9.4 million under the agreements to settle the consolidated shareholder class action and the consolidated shareholder derivative actions, respectively. During the fiscal year ended January 31, 2012, CTI paid $68.3 million in cash and $82.5 million was paid through the issuance of 12,462,236 shares of CTI's common stock under the agreement to settle the consolidated shareholder class action. In addition, in December 2011, CTI agreed to settle an action initiated by Maverick Fund, L.D.C. and certain affiliated investment funds, which opted not to participate in the settlement of the consolidated shareholder class action and pursuant to the settlement agreement, paid the plaintiffs approximately $9.5 million. In connection with this matter, we recorded a pre-tax charge of $4.9 million for the fiscal year ended January 31, 2012, representing the amount by which the settlement amount exceeded the Opt-out Credit and certain other credits under the settlement agreement of the consolidated shareholder class action.
RECENT ACCOUNTING PRONOUNCEMENTS
Standards Implemented
Revenue recognition
As previously discussed, in September 2009, the FASB issued revenue recognition guidance applicable to multiple element arrangements. The Company adopted this guidance on a prospective basis for revenue arrangements entered into, or materially modified, on or after February 1, 2011. For a more comprehensive discussion, see "—Critical Accounting Estimates and Judgments—Revenue Recognition" and note 1 to the consolidated financial statements included in Item 15 of this Annual Report.
Goodwill Impairment
In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether a reporting unit's fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances (or factors) identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit's fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The guidance is effective for us for interim and annual periods commencing February 1, 2012.
In the fourth quarter of the fiscal year ended January 31, 2012, in conjunction with management's annual testing of goodwill, we early adopted the new accounting guidance.
Under the qualitative assessment, various factors that would affect the estimated fair value of a reporting unit are identified. These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium, and low weighting.
During the annual testing of goodwill for the fiscal year ended January 31, 2012, management performed the qualitative assessment for its Verint and Starhome reporting units. The qualitative assessment included the review of changes of the following: recent financial performance, financial forecasts, discount rates, carrying amount, market values of comparable companies, industry conditions, and general economic conditions. Furthermore, management considered the results of the most recent two-step quantitative impairment test completed for a reporting unit (in this instance for the Company's Verint and Starhome reporting units, as of November 1, 2010). Management concluded that it was not more likely than not that the estimated fair value of the Verint and Starhome reporting unit's equity was less than its carrying value. As such, no further analysis of the Verint and Starhome reporting units was required.
Other Standards Implemented
In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a gross presentation of activity within the Level 3 (significant unobservable inputs) roll forward, presenting information on purchases, sales, issuance, and settlements separately. The guidance was effective for us for interim and annual periods that commenced February 1, 2010, except for the gross presentation of the Level 3 roll forward, which became effective for us for interim and annual periods that commenced February 1, 2011. Adoption of this guidance resulted in additional disclosures for the gross presentation of the Level 3 roll forward. See note 14 to the consolidated financial statements included in Item 15 of this Annual Report.
In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. This new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010 and should be applied prospectively as of the date of adoption, although early adoption is permitted. We adopted this new guidance effective February 1, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In December 2010, the FASB issued guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption, if the carrying amount of the reporting unit is zero or negative, the reporting entity must perform step two of the goodwill impairment test if it is more likely than not that goodwill is impaired as of the date of adoption. In determining if it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. Goodwill impairment recognized upon adoption of the guidance should be presented as a cumulative-effect adjustment to opening retained earnings as of the adoption date reflecting a change in accounting principle. This guidance was effective for us for interim and annual periods that commenced on February 1, 2011. Because the carrying value of our previously defined Comverse reporting unit was negative as of February 1, 2011 and the existence of adverse qualitative factors indicated potential impairment, step two of the goodwill impairment test was performed as of such date which did not result in an impairment. The adoption of this guidance did not have a material impact on the consolidated financial statements for the fiscal year ended January 31, 2012.
Standards to be Implemented
In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders' equity. The guidance is effective beginning with the interim period ending April 30, 2012. We are assessing the impact that the application of this guidance may have on our consolidated financial statements.
In June 2011, the FASB issued accounting guidance, which revises the manner in which entities present other comprehensive income in their financial statements. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. Under the new guidance, entities are required to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB amended the updated the guidance issued in June 2011 to defer certain presentation requirements. The amended updated guidance is effective for interim and annual periods commencing February 1, 2012. The Company believes that other than changes in presentation, the adoption of this guidance will not have a material impact on its consolidated financial statements.

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
Interest Rate Risk on our Debt
In April 2011, Verint entered into a new credit agreement and concurrently terminated its prior facility. For additional discussion, including the interest rates applicable to borrowings under the new credit agreement, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities” and note 12 to the consolidated financial statements included in Item 15 of this Annual Report.
Because the interest rates applicable to borrowings under the new credit agreement are variable, Verint is exposed to market risk from changes in the underlying index rates, which affect its cost of borrowing. The periodic interest rate on the new term loan facility is currently a function of several factors, most importantly the LIBO Rate and the applicable interest rate margin. However, borrowings are subject to a 1.25% LIBO Rate floor in the interest rate calculation, which currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBO Rates are well below 1.25%. Although the periodic interest rate may still fluctuate based upon Verint's corporate ratings, which determine the interest rate margin, changes in short-term LIBO Rates will not impact the calculation unless those rates increase above 1.25%. Based upon Verint's January 31, 2012 borrowings, for each 1% increase in the applicable LIBO Rate above 1.25%, annual interest payments would increase by approximately $6.0 million.
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
Investments
Cash, Cash Equivalents, Restricted Cash and Bank Time Deposits
We invest in cash, cash equivalents and short-term investments. Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts, commercial paper, agency notes and other highly liquid investments with an original maturity of three months or less when purchased. Restricted cash and bank time deposits include compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, vendor payables, general liability insurance, workers' compensation insurance, pending tax judgments, warranty programs and other obligations. Restricted bank time deposits generally consist of certificates of deposit with original maturities of twelve months or less. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, restricted cash and bank time deposits are primarily maintained at high credit-quality financial institutions around the world. We maintain cash and cash equivalents in U.S. dollars and in foreign currencies, which are subject to risks related to foreign currency exchange rate fluctuations. The primary objective of our investment activities is the preservation of principal while maximizing investment income in accordance with our prescribed risk management profile. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
As of January 31, 2012, we had cash and cash equivalents totaling approximately $515.6 million and restricted cash and bank time deposits of $41.8 million. In addition, we had $9.8 million of restricted cash classified as a long-term asset as of January 31, 2012.
Interest Rate Risk on Our Investments
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the fiscal year ended January 31, 2012, average short-term interest rates increase or decrease by 0.5%, or 50 basis points, relative to average rates realized during the fiscal year ended January 31, 2012. Such a change would cause our projected interest income from cash, cash equivalents and short-term investments to increase by approximately $3.0 million or decrease by approximately $2.0 million assuming a similar level of investments in the fiscal year ending January 31, 2013.

Foreign Currency Exchange Rate Risk
Although we engage in hedging activities, we are subject to risk related to foreign currency exchange rate fluctuations. The functional currency for most of our significant foreign subsidiaries is the respective local currency, of which the notable exceptions are our subsidiaries in Israel, whose functional currencies are the U.S. dollar. We are exposed to foreign currency exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for consolidated reporting purposes. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income within equity.
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
In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the consolidated statements of operations. We recorded net foreign currency transaction losses of $4.4 million in the fiscal year ended January 31, 2012.
Additionally, from time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted personnel-related costs denominated in NIS and Canadian dollars and to reduce the volatility of cash flows primarily related to forecasted dollar denominated accounts payable payments in Singapore. These contracts are generally limited to durations of approximately one year or less. As of January 31, 2012, Verint had a foreign currency forward contract to manage exposure resulting from forecasted euro-denominated customer collections by a U.S. dollar functional currency operation. This contract will settle during the fiscal year ending January 31, 2013.
During the fiscal year ended January 31, 2012, we realized net gains of $1.3 million on settlements of foreign currency forward contracts. As of January 31, 2012, we had $140.6 million notional amount of foreign currency forward contracts.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2012. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our hedging instruments by approximately $9.0 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by approximately $11.7 million.
The counterparties to these foreign currency forward contracts are multinational commercial banks. While we believe the risk of counterparty nonperformance, including our own, is not material, the recent volatility in the global financial markets has impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of volatility in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.
European Debt Exposure
As of January 31, 2012, we did not have any direct or indirect investments in the sovereign debt, corporations, or financial institutions in Greece, Portugal, Italy or Spain. We do maintain cash balances with European financial institutions as part of our European operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial information required by Item 8 is included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of January 31, 2012. Disclosure controls and procedures are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2012, due to the material weakness in Income Taxes described below in Management's Report on Internal Control Over Financial Reporting.
Remediation
Changes in our internal controls over financial reporting have resulted in the remediation of many of the material weaknesses in our control environment which were disclosed in previous filings. This remediation section details the activities which contributed to the remediation. While the changes described within this section have improved the control environment, our assessment identified a remaining material weakness in income taxes which is described in management's report on internal control below.
Our leadership team is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency. This commitment is accompanied by management's focus on processes and the related controls intended to achieve accurate and reliable financial reporting. Over the past year, we have strengthened our control over financial reporting to ensure timely and accurate financial reporting. While we have detailed the specific remedial actions taken to address our material weaknesses existing as of January 31, 2011 below, certain broad measures have had a significant and pervasive impact on our overall control environment and the effectiveness of our internal control over financial reporting. Within the finance organization, we have implemented a shared service center concept (Center of Excellence), enhancing the role and value of global finance by bringing increased oversight to our underlying financial activities thus enabling us to better monitor the results of our subsidiaries. We have also provided extensive formal training on a variety of financial topics and continue to develop our key accounting policies to provide better guidance on U.S. GAAP requirements.
Following are our existing material weaknesses as of January 31, 2011 and the associated remedial actions we have taken to remediate these material weaknesses as of January 31, 2012. We have concluded that the material weaknesses are remediated as of January 31, 2012, with the exception of Income Taxes, which is not yet remediated.
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

Remedial actions. We have enhanced our accounting policies on revenue recognition and equity awards and have developed new policies on income taxes, internal use software and information security. We have provided in-depth training to all finance employees in the areas of functional currency, treasury, assets and liabilities, consolidations, goodwill and other intangible assets and segment reporting.

•
Reporting of significant account balances. We previously developed policies defining the requirements for effective and timely reconciliation of balance sheet accounts and record retention. We lacked effective procedures for ensuring the accuracy of reporting of significant account balances, including the authorization, review, approval, documentation and record retention of related transactions and account reconciliations.

Remedial actions. Through comprehensive testing of our account reconciliations for operating effectiveness, we have demonstrated compliance with our policy requirements relating to the effective and timely reconciliation of balance sheet accounts, including appropriate authorization, review, and approval of related transactions.

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

Remedial actions. We have implemented a sustainable process for identifying, reporting and resolving segregation of duties conflicts across our key business processes. We have also developed corresponding policies and have trained users across our business processes regarding their responsibilities for segregation of duties. We have also tested the operating effectiveness of segregation of duties in all our key business processes as well as the controls which reside in our Information Technology General Controls.

•
End user computing controls. We did not design or maintain adequate policies and procedures regarding end user computing. Specifically, controls over the access to, and completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed. Furthermore, we did not have effective end user general controls over access, change management, and validation of spreadsheets used in our financial processes, nor did we have formal policies and procedures in place relating to the use of spreadsheets.

Remedial actions. We previously developed a policy to ensure that proper safeguards and controls are established for spreadsheets used in our financial reporting process and we have provided finance staff training on our spreadsheet policy in key areas across our company and compiled a comprehensive inventory of all our financially significant spreadsheets. We risk-ranked our spreadsheets according to criteria for complexity and financial magnitude. Based on the assigned risk rankings, we identified the controls required for each spreadsheet (access, version control, archiving, data integrity and analytics, and back-ups) and tested for operating effectiveness.

•
U.S. GAAP reporting by foreign subsidiaries. We did not design or maintain adequate controls to ensure foreign subsidiaries prepare financial statements in accordance with U.S. GAAP. Specifically, we did not maintain global accounting policies that provide U.S. GAAP guidance for the foreign subsidiaries.

Remedial actions. We provided our international finance organization with extensive training on U.S. GAAP requirements for financial reporting. Key areas of training included Sarbanes-Oxley compliance, functional currency, treasury, assets and liabilities, consolidations, goodwill and other intangible assets and segment reporting.

•	Intercompany reconciliations. We did not design or maintain controls to ensure intercompany balances were appropriately recorded and reconciled.
Remedial actions. We have enhanced our existing policies to monitor intercompany relationships and continued developing the skills and knowledge of finance personnel in this area and performed testing to confirm operational effectiveness of the intercompany process and related controls.

•
Disclosure controls. We did not design or maintain effective financial statement disclosure controls. Specifically, we did not have an effective disclosure committee and lacked sufficient processes to ensure timely reporting of financial data.

Remedial actions. We have developed our policies and procedures sufficiently to facilitate a timely and consistent financial reporting process. Further, we have demonstrated our ability to file timely financial statements for the quarters ended July 31, 2011 and October 31, 2011.
Based on the above remedial actions, including testing of new or modified controls, we have concluded that our material weakness related to the financial statement close and reporting processes has been remediated.
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

Remedial actions. Employees performing key processing functions related to goodwill and intangibles have been fully trained with respect to their duties and responsibilities and the related policy requirements. Additionally, we utilize third party specialists and valuation support. Testing of the operating effectiveness of the controls related to the accurate and timely assessment of goodwill and intangible assets confirmed that accounting policy and GAAP requirements are being complied with. Quarterly, we perform an assessment of triggering events and critical inputs necessary for the accurate valuation of goodwill by the independent service provider are being reviewed and approved by management, along with the report's conclusions and key assumptions and calculations.
 Based on the above remedial actions, we have concluded that our material weakness related to the impairment of goodwill and impairment of intangible assets has been remediated.

Accrued expenses. We did not design or maintain adequate policies and procedures to appropriately and consistently account for accrued expenses in the correct period.

Remedial actions. Detailed documentation for the various types of accruals (including expense, goods and services, payroll, bonus, etc.,) has been prepared and shared with employees who are responsible for preparing and approving accruals. Formal training related to the GAAP requirements on accruals has been provided to the Finance organization. Testing of the operating effectiveness of the accruals within each of the various business processes has confirmed that accruals are being prepared accurately and timely and properly reviewed by management and processed in the prior period.
Based on the above remedial actions, we have concluded that our material weakness related to accrued expenses has been remediated.
Classification of expenses. We did not design or maintain adequate policies and procedures to properly and consistently allocate costs between cost of goods sold, research and development, and selling, general, and administrative costs.
Remedial actions. Finance has developed policies and procedures to provide guidance to employees with respect to allocating costs between cost of goods sold, research and development, and selling, general and administrative costs. Furthermore, we have enabled automated allocation of costs based on headcount alignment in the ERP system. Staffs have received formal training related to these areas and testing has confirmed compliance with our policies and procedures.
Based on the above remedial actions, we have concluded that our material weakness related to classification of expenses has been remediated.
Monitoring. The Committee of Sponsoring Organizations (COSO) framework states that “internal control systems need to be monitored - a process that assesses the quality of the system's performance over time. This is accomplished through on-going monitoring activities, separate evaluations, or a combination of the two.” We identified a risk of material misstatement to our financial statements resulting from our failure to design or maintain effective procedures for monitoring internal control over financial reporting for subsidiary locations.
Remedial actions. We have instituted a Center of Excellence (COE) comprised of qualified accounting personnel to provide standardization and centralization in a shared services environment, to better manage and monitor the financial results of our subsidiaries. The COE leverages standardized reporting tools, such as variance analyses for our balance sheet and profit and loss accounts and a standardized financial statement close process checklist, to promote consistency, accuracy and timeliness in financial reporting.
Based on the above remedial actions, we have concluded that our material weakness related to monitoring of subsidiaries has been remediated.
Revenue recognition. Our policies and procedures were not adequate to ensure effective controls over the recognition of revenue related to recognizing, recording and disclosing our product and services revenue, accounts receivable, deferred revenue and related cost of sales in accordance with U.S. GAAP relative to percentage-of-completion (POC) contracts.
Remedial actions. We have strengthened our review and approval controls and implemented monitoring procedures to identify and explain POC variances exceeding certain thresholds with monitoring performed by finance personnel knowledgeable in U.S. GAAP.
Based on the above remedial actions, we have concluded that our material weakness related to revenue recognition has been remediated.
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
Remedial actions. We have developed policies and procedures for fixed assets and trained our employees regarding our policies, procedures and requirements for managing and accounting for fixed assets and the related costs. As part of our remedial actions, we have performed a comprehensive physical inventory of all fixed assets resulting in an accurate opening balance for fixed assets. As a result of the remedial actions taken, we have implemented a sustainable, end-to-end process for managing and accounting for fixed assets.
Based on the above remedial actions, we have concluded that our material weakness related to fixed assets has been remediated.
Legal contingencies. We did not design or maintain adequate policies and procedures to timely and effectively identify, analyze, document and record potential legal contingencies.

Remedial actions. We have implemented a global process, which is led by the Disputes Committee to ensure that all actual and potential legal disputes that impact the Company are identified timely, and estimates of potential legal liabilities are reflected in our financial statements. The Disputes Committee is led by the Deputy General Counsel of Litigation and includes senior representation from Legal, Finance, Compliance, Human Resources and Procurement. The quarterly Disputes Committee meetings are summarized in a memo which assesses (1) the probability of the existence of any legal obligations and if the amount of such obligations can be reasonably estimated, and (2) determines whether any changes may have occurred in any currently recorded legal contingencies. Prior to each quarterly financial closing, additional inquiries are made by the Deputy General Counsel of Litigation with Legal and global Finance regarding any additional pending legal litigation that may require an accrual. This information from inquiries is shared with all participants of the Disputes Committee. Formal reconciliations are performed to reconcile the legal contingency information with the financial records.
Based on the above remedial actions, we have concluded that our material weakness related to legal contingencies has been remediated.
Management's Report on Internal Control Over Financial Reporting
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
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, we used the criteria set forth by COSO.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Following is our assessment of the material weakness in income taxes and associated remedial actions.
Income taxes. We were not able to demonstrate the sustainability of the design or operating effectiveness of controls that ensure the completeness, accuracy, preparation and review of the income tax provision, related account balances and disclosures sufficient to prevent the material misstatement of related account balances. Furthermore, we did not have adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP resulting in improper initial increases or decreases in provisions for income taxes, related tax liabilities and deferred income tax assets and liabilities.
Remedial actions. We developed detailed process narratives and control documentation for our quarterly and annual tax processes. We are continuing our efforts to augment our staff and implement our procedures and controls over our income tax process. We continue to rely heavily on third party advisors to supplement our process. Until we are able to demonstrate the operating effectiveness of these improvements, we will be unable to remediate this material weakness.
Ongoing remediation efforts. We are committed to remediating our remaining material weakness in Income Taxes. We believe that the measures taken to date, in conjunction with additional actions being developed, will adequately address this material weakness by January 31, 2013.
Based on the material weakness in the area of Income Taxes described above, we concluded that, as of January 31, 2012, our internal control over financial reporting was not effective based on criteria in Internal Control - Integrated Framework issued by the COSO.
Our internal control over financial reporting as of January 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report, which contains an adverse opinion, appears herein.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Comverse Technology, Inc.
New York, New York
We have audited the internal control over financial reporting of Comverse Technology, Inc. and subsidiaries (the "Company") as of January 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
The Company was not able to demonstrate the sustainability of the design or operating effectiveness of controls that ensure the completeness, accuracy, preparation and review of the income tax provision, related account balances and disclosures sufficient to prevent the material misstatement of related account balances. Furthermore, the Company did not have adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP resulting in improper increases or decreases in provisions for income taxes, related tax liabilities and deferred income tax assets and liabilities.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended January 31, 2012, of the Company and this report does not affect our report on such financial statements and financial statement schedules.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of January 31, 2012, of the Company and our report dated April 2, 2012 expressed an unqualified opinion on those consolidated financial statement schedules and included an explanatory paragraph relating to the Company's adoption of new accounting standards.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 2, 2012

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct
The Board has adopted a Code of Business Conduct and Ethics (or the Code of Conduct) to promote commitment to honesty, ethical behavior and lawful conduct. The Code of Conduct applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all of our directors, officers and employees. The Code of Conduct provides the foundation for compliance with all corporate policies and procedures and best business practices.
The Code of Conduct can be found on our website, www.cmvt.com/governance.cfm. A copy of the Code of Conduct is available in print free of charge to any shareholder who requests a copy by sending an email to compliance@comverse.com or by writing to:
Comverse Technology, Inc.
810 Seventh Avenue, 32nd Floor
New York, New York 10019
Attention: Legal Department-Corporate Secretary
We intend to disclose on our website (www.cmvt.com/governance.cfm) any amendment to, or waiver from, a provision of the Code of Conduct as required by applicable law or NASDAQ rules.
The other information called for by Item 10 is set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance and Board Matters, ”Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in CTI's Proxy Statement for its 2012 annual meeting of shareholders (or the 2012 Proxy Statement), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information called for by Item 11 is set forth under the headings “Compensation of Directors,” “Executive Compensation” and “Corporate Governance and Board Matters” in the 2012 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table sets forth certain information about securities authorized for issuance under CTI’s compensation plans as of January 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,622,852	(1)	$17.81	(2)	24,207,542	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,622,852	(1)	$17.81	(2)	24,207,542	(3)

(1)
Consists of outstanding (i) options to purchase 2,705,842 shares of common stock and (ii) DSU and RSU awards covering an aggregate of 1,917,010 shares of common stock, with time-based vesting. Shares in settlement of time-based vested DSU and RSU awards are deliverable on the the vesting date.

(2)
Reflects the weighted average exercise price of options only. As DSU and RSU awards have no exercise price, they are excluded from the weighted average exercise price calculation set forth in column (b).

(3)	CTI intends to grant future equity awards solely under the 2011 Incentive Plan. As of January 31, 2012, 21,909,870 shares of CTI common stock were available for issuance under such plan.

The other information called for by Item 12 is set forth under the heading “Beneficial Ownership of our Common Stock” in the 2012 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 is set forth under the heading “Transactions with Related Persons” and “Corporate Governance and Board Matters” in the 2012 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information called for by Item 14 is set forth under the heading “Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement, and is incorporated herein by reference.

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

3.1*
Certificate of Incorporation (incorporated by reference to Exhibit 3(1) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1987 filed on April 18, 1988) (SEC File No. 000-15502).

3.2*
Certificate of Amendment of Certificate of Incorporation effective February 26, 1993 (incorporated by reference to Exhibit 3(A)(1) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1992 filed on March 31, 1993) (SEC File No. 000-15502).

3.3*
Certificate of Amendment of Certificate of Incorporation effective January 12, 1995 (incorporated by reference to Exhibit 3(A)(2) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 filed on March 31, 1995) (SEC File No. 000-15502).

3.4*
Certificate of Merger of Boston Technology, Inc. into Comverse Technology, Inc. dated January 14, 1998. (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011) (SEC File No. 000-15502).

3.5*
Certificate of Amendment of Certificate of Incorporation dated October 18, 1999 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2000 filed on May 1, 2000) (SEC File No. 000-15502).

3.6*
Certificate of Amendment of Certificate of Incorporation dated September 19, 2000 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the fiscal quarter ended October 31, 2011 filed on December 12, 2011) (SEC File No. 001-35303).

3.7*
Certificate of Change dated May 16, 2005 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011) (SEC File No. 000-15502).

Exhibit No.	Exhibit Description

3.8*
By-Laws, as amended and restated on September 7, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on September 8, 2011) (SEC File No. 000-15502).

4	Instruments defining the rights of security holders including indentures:

4.1*
Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

10	Material contracts:

10.1*
Agreement and Plan of Merger, dated as of October 12, 2010, by and among Utah Intermediate Holding Corporation, Utah Merger Corporation and Ulticom, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 13, 2010) (SEC File No. 001-34558).

10.2*
Share Purchase Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 13, 2010) (SEC File No. 001-34558).

10.3*
Voting and Support Agreement, dated as of October 12, 2010, by and among Comverse Technology, Inc., Utah Intermediate Holding Corporation and Utah Merger Corporation (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Ulticom, Inc. on October 13, 2010) (SEC File No. 001-34558).

10.4*
Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems Inc. on February 15, 2007) (SEC File No. 000-15502).

10.5*
Securities Purchase Agreement, dated May 25, 2007, between Verint Systems Inc. and Comverse Technology, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007) (SEC File No. 000-15502).

10.6*
Registration Rights Agreement, dated as of May 25, 2007, by and between Verint Systems Inc. and Comverse Technology, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007) (SEC File No. 000-15502).

10.7*
Certificate of Designation of Verint Systems Inc. relating to the Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2007) (SEC File No. 000-15502).

10.8*
Credit Agreement, dated as of May 25, 2007 among Verint Systems Inc., as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 30, 2007) (SEC File No. 000-49790).

Exhibit No.	Exhibit Description

10.9*
Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on May 3, 2010) (SEC File No. 000-49790).

10.10*
Amendment, dated as of July 27, 2010, to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010) (SEC File No. 001-34807).

10.11*
Incremental Amendment and Joinder Agreement, dated as of July 30, 2010, relating to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., as Borrower, the Lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Verint Systems Inc. on August 2, 2010) (SEC File No. 001-34807).

10.12*
Credit Agreement dated as of April 29, 2011 among Verint Systems Inc., as Borrower, the Lenders and the Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K under the Securities Exchange Act of 1934 filed by Verint Systems Inc. on May 2, 2011) (SEC File No. 001-34807).

10.13*†
Form of Stock Option Agreement pertaining to shares of certain subsidiaries of Comverse Technology, Inc (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993 filed on March 29, 1994) (SEC File No. 000-15502).

10.14*†
Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 7, 2004) (SEC File No. 000-15502).

10.15*†
Form of Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. Stock Incentive Compensation Plans to its directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 3, 2005) (SEC File No. 000-15502).

10.16*†
Form of Stock Option Agreement evidencing a grant of Stock Options under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

10.17*†
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2004 filed on April 14, 2004) (SEC File No. 000-15502).

10.18*†
Form of Indemnification Agreement between Comverse Technology, Inc. and its Officers and Directors (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

Exhibit No.	Exhibit Description

10.19*†
Executive Severance Protection Plan, adopted as of November 11, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

10.20*†
Comverse Technology, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(19) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 filed on March 31, 1995) (SEC File No. 000-15502).

10.21*†
Comverse Technology, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10(20) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 filed on March 28, 1996) (SEC File No. 000-15502).

10.22*†
Comverse Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10(21) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 filed on March 25, 1997) (SEC File No. 000-15502).

10.23*†
Comverse Technology, Inc. 1997 Stock Incentive Compensation Plan (incorporated by reference to Annex IV to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held January 13, 1998 filed on December 1, 1997) (SEC File No. 000-15502).

10.24*†
Comverse Technology, Inc. 1999 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held October 8, 1999 filed on September 7, 1999) (SEC File No. 000-15502).

10.25*†
Comverse Technology, Inc. 2000 Stock Incentive Compensation Plan (incorporated by reference to Annex I to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held September 15, 2000 filed on May 11, 2001) (SEC File No. 000-15502).

10.26*†
Comverse Technology, Inc. 2001 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2001 filed on May 11, 2001) (SEC File No. 000-15502).

10.27*†
Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan (incorporated by reference to Annex B to the Definitive Proxy Materials for the Registrant’s Annual Meeting of Shareholders held June 15, 2004 filed on May 3, 2004) (SEC File No. 000-15502).

10.28*†
Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed under the Securities Exchange Act of 1934 on June 20, 2005) (SEC File No. 000-15502).

10.29*†
Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Materials for the Registrant's Annual Meeting of Shareholders held November 16, 2011 filed on October 7, 2011) (SEC File No. 001-35303).

10.30*†
Comverse Technology, Inc. 2011 Annual Performance Bonus Plan (incorporated by reference to Appendix B to the Definitive Proxy Materials for the Registrant's Annual Meeting of Shareholders held November 16, 2011 filed on October 7, 2011) (SEC File No. 001-35303).

10.31*†
Boston Technology, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Boston Technology, Inc.’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 filed for the fiscal year ended January 31, 1994 filed on May 3, 1994) (SEC File No. 000-17384).

Exhibit No.	Exhibit Description

10.32*†
Boston Technology, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit A to Boston Technology, Inc.’s Definitive Proxy Materials for Boston Technology, Inc.’s Annual Meeting of Shareholders held June 25, 1996 filed on May 16, 1997) (SEC File No. 001-12633).

10.33*†
Amended and Restated Employment Agreement, dated December 2, 2008, between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

10.34*†
Employment Agreement, dated February 13, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

10.35*†
Confidentiality, Assignment of Inventions and Non-Competition Agreement, effective February 23, 2009, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

10.36*†
Employment, Non-Disclosure and Non-Competition Agreement, dated March 14, 2003, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

10.37*†
Addendum of Terms for Transfer of Gabriel Matsliach, dated February 28, 2003, by and between Comverse, Inc. to Gabriel Matsliach (incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

10.38*†
Transfer Employment Letter Agreement, dated March 4, 2003, by and between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

10.39*†
Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.128 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

10.40*†
Amendment, dated December 2, 2008, to Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.129 to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

10.41*†
Second Amendment, dated March 16, 2010, to Employment Agreement, dated October 17, 2006, between Comverse Technology, Inc. and Shefali A. Shah (incorporated by reference to Exhibit 10.129(a) to the Registrant’s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2009 filed on October 4, 2010) (SEC File No. 000-15502).

Exhibit No.	Exhibit Description

10.42*†
Letter Agreement, dated June 1, 2010, between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 2, 2010) (SEC File No. 000-15502).

10.43*
Registration Rights Agreement, dated as of January 31, 2002, between the Registrant and Verint System Inc. (formerly known as Comverse Infosys, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A effective on May 16, 2002 filed by Verint Systems Inc. on March 22, 2002) (SEC File No. 333-82300).

10.44*†
Letter Agreement, dated October 12, 2010, between Comverse Technology, Inc. and Joel E. Legon (incorporated by reference to Exhibit 10.146 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011) (SEC File No. 000-15502).

10.45*†
Form of Deferred Stock Award Agreement evidencing grants of Deferred Stock Units to directors under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan (incorporated by reference to Exhibit 10.152 of the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2010 filed on January 25, 2011) (SEC File No. 000-15502).

10.46**†	Form of Deferred Stock Award Agreement evidencing grants of Deferred Stock Units to directors under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan.

10.47**†	Form of Deferred Stock Award Agreement evidencing grants of Deferred Stock Units to employees under the Comverse Technology, Inc. 2005 Stock Incentive Compensation Plan.

10.48**†	Form of Deferred Stock Award Agreement evidencing grants of Deferred Stock Units to employees under the Comverse Technology, Inc. 2004 Stock Incentive Compensation Plan.

10.49**†	Form of Restricted Stock Unit Award Agreement evidencing grants of Restricted Stock Units to directors under the Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan.

10.50*†
Separation and Consulting Agreement, dated February 25, 2011, by and between Comverse Technology, Inc. and Andre Dahan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 28, 2011) (SEC File No. 000-15502).

10.51*†
Letter Agreement, dated March 9, 2011, by and between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on March 9, 2011) (SEC File No. 000-15502).

10.52*†
Amendment, dated July 27, 2011, to Letter Agreement, dated March 9, 2011, by and between Comverse Technology, Inc. and Charles Burdick (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on July 29, 2011) (SEC File No. 000-15502).

Exhibit No.	Exhibit Description

10.53*†
Amendment, dated November 17, 2011, to the Employment Letter, dated March 9, 2011, between Mr. Charles J. Burdick and Comverse Technology, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on November 17, 2011) (SEC File No. 000-15502).

10.54*†
Amendment to the Executive Employment and Severance Letter, dated March 30, 2011, by and between Comverse, Inc. and Gabriel Matsliach (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 1, 2011) (SEC File No. 000-15502).

10.55*†
Employment Offer Letter, dated June 15, 2010, by and between Comverse Ltd. and Oded Golan (incorporated by reference to Exhibit 10.131 to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2011 filed on May 31, 2011) (SEC File No. 000-15502).

10.56*†
Amendment to Employment Offer Letter, dated March 3, 2011, by and between Comverse, Ltd. and Oded Golan (incorporated by reference to Exhibit 10.132 to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2011 filed on May 31, 2011) (SEC File No. 000-15502).

10.57*†
Employment Offer Letter Extension, dated March 15, 2011, by and between Comverse Ltd. and Oded Golan (incorporated by reference to Exhibit 10.133 to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2011 filed on May 31, 2011) (SEC File No. 000-15502).

10.58*†
Employment Letter, dated March 6, 2011, by and between Comverse Ltd. and Aharon Levy (incorporated by reference to Exhibit 10.134 to the Registrant's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2011 filed on May 31, 2011) (SEC File No. 000-15502).

21.1**	Subsidiaries of Registrant.

23.1**	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*
Notice of Pendency and Settlements of Shareholder Actions and of Settlement Hearing (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on April 7, 2010) (SEC File No. 000-15502).

Exhibit No.	Exhibit Description

101.1
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, (vi) Financial Statement Schedule I and (vii) Financial Statement Schedule II.****

___________
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

COMVERSE TECHNOLOGY, INC.

April 2, 2012	By:	/s/ Charles J. Burdick
Charles J. Burdick
Chief Executive Officer
(Principal Executive Officer)

April 2, 2012	By:	/s/ Joel E. Legon
Joel E. Legon
Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles J. Burdick	April 2, 2012
Charles J. Burdick, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Joel E. Legon	April 2, 2012
Joel E. Legon, Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Susan D. Bowick	April 2, 2012
Susan D. Bowick, Director

/s/ Robert Dubner	April 2, 2012
Robert Dubner, Director

/s/ Augustus K. Oliver	April 2, 2012
Augustus K. Oliver, Director

/s/ Theodore H. Schell	April 2, 2012
Theodore H. Schell, Director

/s/ Mark C. Terrell	April 2, 2012
Mark C. Terrell, Director

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Comverse Technology, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Comverse Technology, Inc. and subsidiaries (the "Company") as of January 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended January 31, 2012. Our audits also included the financial statement schedules listed in the index on page F-1 of Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comverse Technology, Inc. and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of recognizing revenue for multiple element arrangements for the year ended January 31, 2012 in accordance with the Financial Accounting Standards Board's Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements that include Software Elements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2012 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 2, 2012

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$515,637	$581,390
Restricted cash and bank time deposits	41,756	73,117
Auction rate securities	272	72,441
Accounts receivable, net of allowance of $12,202 and $13,237, respectively	290,599	319,628
Inventories, net	44,405	66,612
Deferred cost of revenue	47,203	51,470
Deferred income taxes	23,555	39,644
Prepaid expenses and other current assets	100,799	91,760
Total current assets	1,064,226	1,296,062
Property and equipment, net	75,713	66,843
Goodwill	1,060,160	967,224
Intangible assets, net	206,907	196,460
Deferred cost of revenue	121,392	158,703
Deferred income taxes	19,321	20,766
Other assets	101,455	107,864
Total assets	$2,649,174	$2,813,922
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$383,831	$401,940
Convertible debt obligations	2,195	2,195
Deferred revenue	522,575	559,873
Deferred income taxes	9,798	13,661
Bank loans	6,228	6,000
Litigation settlement	—	146,150
Income taxes payable	8,820	11,486
Other current liabilities	41,950	50,280
Total current liabilities	975,397	1,191,585
Bank loans	591,151	583,234
Deferred revenue	230,668	270,934
Deferred income taxes	85,015	52,953
Other long-term liabilities	214,191	229,329
Total liabilities	2,096,422	2,328,035
Commitments and contingencies
Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued 219,708,779 and 204,937,882 shares, respectively; outstanding, 218,636,842 and 204,533,916 shares, respectively	21,971	20,494
Treasury stock, at cost, 1,071,937 and 403,966 shares, respectively	(8,011)	(3,484)
Additional paid-in capital	2,198,086	2,088,717
Accumulated deficit	(1,766,364)	(1,707,638)
Accumulated other comprehensive (loss) income	(4,174)	14,919
Total Comverse Technology, Inc. shareholders’ equity	441,508	413,008
Noncontrolling interest	111,244	72,879
Total equity	552,752	485,887
Total liabilities and equity	$2,649,174	$2,813,922
The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Years Ended January 31,
	2012	2011	2010
Revenue:
Product revenue	$689,046	$692,448	$635,057
Service revenue	905,351	930,979	898,880
Total revenue	1,594,397	1,623,427	1,533,937
Costs and expenses:
Product costs	279,942	263,429	251,800
Service costs	465,222	455,084	467,399
Research and development, net	213,712	253,089	267,211
Selling, general and administrative	582,878	689,306	721,731
Other operating expense (income):
Litigation settlements	4,880	(17,500)	—
Impairment of intangible assets	—	—	3,356
Restructuring charges	20,728	29,934	15,541
Total other operating expense (income)	25,608	12,434	18,897
Total costs and expenses	1,567,362	1,673,342	1,727,038
Income (loss) from operations	27,035	(49,915)	(193,101)
Interest income	4,334	4,105	7,059
Interest expense	(33,332)	(30,813)	(25,381)
Loss on extinguishment of debt	(8,136)	—	—
Other income (expense), net	22,031	6,392	(16,792)
Income (loss) before income tax (provision) benefit	11,932	(70,231)	(228,215)
Income tax (provision) benefit	(42,951)	(37,232)	7,025
Net loss from continuing operations	(31,019)	(107,463)	(221,190)
Loss from discontinued operations, net of tax	—	(11,039)	(43,062)
Net loss	(31,019)	(118,502)	(264,252)
Less: Net income attributable to noncontrolling interest	(27,707)	(13,820)	(7,783)
Net loss attributable to Comverse Technology, Inc.	$(58,726)	$(132,322)	$(272,035)
Weighted average common shares outstanding:
Basic and Diluted	208,301,686	205,162,720	204,513,420
Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic loss per share
Continuing operations	$(0.28)	$(0.61)	$(1.13)
Discontinued operations	—	(0.03)	(0.20)
Basic loss per share	$(0.28)	$(0.64)	$(1.33)
Diluted loss per share
Continuing operations	$(0.28)	$(0.62)	$(1.13)
Discontinued operations	—	(0.03)	(0.20)
Diluted loss per share	$(0.28)	$(0.65)	$(1.33)
Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(58,726)	$(125,617)	$(230,430)
Loss from discontinued operations, net of tax	—	(6,705)	(41,605)
Net loss attributable to Comverse Technology, Inc.	$(58,726)	$(132,322)	$(272,035)
The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gains (Losses) on Available-for- Sale Securities	Unrealized (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, January 31, 2009	204,111,096	$20,421	$(1,219)	$1,945,273	$(1,303,281)	$10,302	$(3,028)	$(15,210)	$653,258	$109,929	$763,187
Comprehensive loss:
Net loss	—	—	—	—	(272,035)	—	—	—	(272,035)	7,783	(264,252)
Unrealized gains on available-for- sale securities and reclassification adjustments net of tax	—	—	—	—	—	15,361	—	—	15,361	(53)	15,308
Unrealized gains for cash flow hedge positions, net of reclassification adjustments and tax	—	—	—	—	—	—	3,813	—	3,813	2	3,815
Foreign currency translation adjustment	—	—	—	—	—	—	—	8,019	8,019	6,551	14,570
Total comprehensive loss	—	—	—	—	(272,035)	15,361	3,813	8,019	(244,842)	14,283	(230,559)
Stock-based compensation expense	—	—	—	11,322	—	—	—	—	11,322	—	11,322
Common stock issued for restricted and deferred stock awards	158,829	16	—	(16)	—	—	—	—	—	—	—
Impact from equity transactions of subsidiaries and other	—	—	—	3,107	—	—	—	—	3,107	29,498	32,605
Repurchase of common stock	(47,901)	—	(359)	—	—	—	—	—	(359)	—	(359)
Forfeitures of restricted stock	(148,639)	(15)	—	15	—	—	—	—	—	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	—	(66,474)	(66,474)
Balance, January 31, 2010	204,073,385	$20,422	$(1,578)	$1,959,701	$(1,575,316)	$25,663	$785	$(7,191)	$422,486	$87,236	$509,722
Comprehensive loss:
Net loss	—	—	—	—	(132,322)	—	—	—	(132,322)	13,820	(118,502)
Unrealized losses on available-for- sale securities and reclassification adjustments net of tax	—	—	—	—	—	(7,792)	—	—	(7,792)	(26)	(7,818)
Unrealized losses for cash flow hedge positions, net of reclassification adjustments and tax	—	—	—	—	—	—	(40)	—	(40)	(166)	(206)
Foreign currency translation adjustment	—	—	—	—	—	—	—	82	82	(2,124)	(2,042)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (continued) (In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gains (Losses) on Available-for- Sale Securities	Unrealized (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
Sale of Verint Systems, Inc. shares of common stock	—	—	—	—	—	—	3	2,600	2,603	(2,603)	—
Sale of Ulticom, Inc.	—	—	—	—	—	—	—	809	809	393	1,202
Total comprehensive loss	—	—	—	—	(132,322)	(7,792)	(37)	3,491	(136,660)	9,294	(127,366)
Stock-based compensation expense	—	—	—	10,402	—	—	—	—	10,402	—	10,402
Common stock issued for restricted and deferred stock awards	709,513	72	—	(72)	—	—	—	—	—	—	—
Sale of Verint Systems, Inc. shares of common stock, net of tax	—	—	—	52,203	—	—	—		52,203	7,117	59,320
Impact from equity transactions of subsidiaries and other	—	—	—	66,483	—	—	—	—	66,483	886	67,369
Sale of Ulticom, Inc.	—	—	—	—	—	—	—	—	—	(7,808)	(7,808)
Repurchase of common stock	(248,982)	—	(1,906)	—	—	—	—	—	(1,906)	—	(1,906)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	—	(23,846)	(23,846)
Balance, January 31, 2011	204,533,916	$20,494	$(3,484)	$2,088,717	$(1,707,638)	$17,871	$748	$(3,700)	$413,008	$72,879	$485,887
Comprehensive loss:
Net loss	—	—	—	—	(58,726)	—	—	—	(58,726)	27,707	(31,019)
Unrealized losses on available-for- sale securities and reclassification adjustments net of tax	—	—	—	—	—	(21,631)	—	—	(21,631)	(3)	(21,634)
Unrealized losses for cash flow hedge positions, net of reclassification adjustments net of tax	—	—	—	—	—	—	(234)	—	(234)	514	280
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,772	2,772	(4,831)	(2,059)
Total comprehensive loss	—	—	—	—	(58,726)	(21,631)	(234)	2,772	(77,819)	23,387	(54,432)
Stock-based compensation expense	—	—	—	9,073	—	—	—	—	9,073	—	9,073
Common stock issued for restricted and deferred stock awards	1,931,361	193	—	(193)	—	—	—	—	—	—	—

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (continued) (In thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gains (Losses) on Available-for- Sale Securities	Unrealized (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
Exercises of stock options	377,300	38	—	2,075	—	—	—	—	2,113	—	2,113
Impact from equity transactions of subsidiaries and other	—	—	—	17,160	—	—	—	—	17,160	16,908	34,068
Common stock issued for settlement of shareholders class action	12,462,236	1,246	—	81,254	—	—	—	—	82,500	—	82,500
Repurchase of common stock	(667,971)	—	(4,527)	—	—	—	—	—	(4,527)	—	(4,527)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,930)	(1,930)
Balance, January 31, 2012	218,636,842	$21,971	$(8,011)	$2,198,086	$(1,766,364)	$(3,760)	$514	$(928)	$441,508	$111,244	$552,752

The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended January 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(31,019)	$(118,502)	$(264,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items	148,768	181,963	194,318
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	22,996	(10,937)	812
Inventories	(2,156)	(2,941)	(7,715)
Deferred cost of revenue	42,264	43,977	14,147
Prepaid expenses and other current assets	12,437	5,403	(9,775)
Accounts payable and accrued expenses	(47,972)	(55,765)	(42,794)
Deferred revenue	(79,255)	(160,799)	(6,705)
Other assets and liabilities	(100,622)	2,357	28,376
Other, net	275	(7,676)	10
Net cash used in operating activities—continuing operations	(34,284)	(122,920)	(93,578)
Net cash used in operating activities—discontinued operations	—	(4,362)	(7,142)
Net cash used in operating activities	(34,284)	(127,282)	(100,720)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	75,475	57,256	175,206
Proceeds from sale of Verint Systems, Inc. shares of common stock	—	76,475	—
Proceeds from sale of Ulticom, Inc., net of cash sold	—	2,627	—
Acquisition of businesses, net of cash acquired	(109,780)	(23,485)	(96)
Purchase of property and equipment	(19,037)	(20,342)	(23,444)
Capitalization of software development costs	(3,399)	(2,527)	(2,715)
Net change in restricted cash and bank time deposits	29,414	6,966	(58,774)
Proceeds from asset sales	1,421	27,345	60
Settlement of derivative financial instruments not designated as hedges	(1,256)	(33,506)	(19,075)
Other, net	172	(12)	(7)
Net cash (used in) provided by investing activities—continuing operations	(26,990)	90,797	71,155
Net cash provided by investing activities—discontinued operations	—	64,581	9,526
Net cash (used in) provided by investing activities	(26,990)	155,378	80,681
Cash flows from financing activities:
Debt issuance costs and other debt-related costs	(15,276)	(4,039)	(152)
Borrowings under lines of credit	—	12,000	—
Repurchase of convertible debt obligations	—	—	(417,282)
Proceeds from borrowings, net of original issuance discount	597,136	—	—
Repayment of bank loans, long-term debt and other financing obligations	(593,580)	(44,163)	(6,088)
Repurchase of common stock	(4,527)	(1,906)	(359)
Net (payments) proceeds from (repurchase) issuance of common stock by subsidiaries	(1,655)	36,641	(106)
Excess tax benefits from stock awards plans	847	815	—
Proceeds from exercises of stock options	14,587	—	—
Dividends paid to noncontrolling interest	(1,930)	(2,191)	(4,145)
Other, net	(1,969)	—	—
Net cash used in financing activities—continuing operations	(6,367)	(2,843)	(428,132)
Net cash used in financing activities—discontinued operations	—	(21,467)	(63,803)
Net cash used in financing activities	(6,367)	(24,310)	(491,935)
Effects of exchange rates on cash and cash equivalents	1,888	2,732	7,919
Net (decrease) increase in cash and cash equivalents	(65,753)	6,518	(504,055)
Cash and cash equivalents, beginning of year including cash of discontinued operations	581,390	574,872	1,078,927
Cash and cash equivalents, end of year including cash of discontinued operations	$515,637	$581,390	$574,872
Less: Cash and cash equivalents of discontinued operations, end of year	—	—	(13,190)
Cash and cash equivalents, end of year	$515,637	$581,390	$561,682
The accompanying notes are an integral part of these consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Background
Comverse Technology, Inc. (“CTI” and, together with its subsidiaries, the “Company”) is a holding company organized as a New York corporation in October 1984 that conducts business through its subsidiaries, principally, its wholly-owned subsidiary, Comverse, Inc. (together with its subsidiaries, “Comverse”), and its majority-owned subsidiaries, Verint Systems Inc. (“Verint Systems” and together with its subsidiaries, “Verint”), Starhome B.V. (together with its subsidiaries, “Starhome”) and, prior to its sale to a third party on December 3, 2010, Ulticom, Inc. (together with its subsidiaries, “Ulticom”).
In September 2011, the NASDAQ Stock Market (“NASDAQ”) approved CTI's application for the relisting of its common stock on the NASDAQ Global Select Market. Trading on such exchange resumed on September 23, 2011.
Comverse
Overview
Comverse is a leading provider of software-based products, systems and related services that:

•
provide converged, prepaid and postpaid billing and active customer management systems ("Business Support Systems" or "BSS") for wireless, wireline and cable network operators delivering a value proposition designed to ensure timely and efficient service monetization, consistent customer experience, reduced complexity and cost, and enable real-time marketing based on all relevant customer profile information;

•
enable wireless and wireline (including cable) network-based Value-Added Services ("VAS"), comprised of two categories—Voice and Messaging—that include voicemail, visual voicemail, call completion, short messaging service ("SMS") text messaging ("texting"), multimedia picture and video messaging, and Internet Protocol ("IP") communications; and

•	provide wireless users with optimized access to Internet websites, content and applications, manage and enforce policy and generate data usage and revenue for wireless operators.
Comverse's products and services are used by more than 450 wireless, wireline and cable network communication service provider customers in more than 125 countries, including the majority of the world's 100 largest wireless network operators. Comverse's products and services are designed to generate voice and data network traffic, increase revenue and customer loyalty, monetize services and improve operational efficiency.
Comverse Share Distribution
CTI intends to distribute 100% of the shares of Comverse, Inc. to CTI's shareholders on a pro rata basis (the "Comverse share distribution"). CTI is currently exploring, and expects to finalize and announce, the structure that will result in the most efficient method of distribution. The Comverse share distribution is expected to occur in the second half of the fiscal year ending January 31, 2013. In addition, CTI is exploring alternatives to eliminate its holding company structure either simultaneous with or shortly after the distribution of the Comverse, Inc. shares. The Comverse share distribution is subject to a number of conditions, including final approval of the transaction by CTI's Board, filings with, and the completion of a review process by, the Securities and Exchange Commission (the "SEC"), the approval of CTI shareholders and final approval of certain material agreements by the boards of each of CTI and Comverse. The Comverse share distribution may also be conditioned upon receipt of a favorable ruling from the Internal Revenue Service regarding certain tax aspects of the distribution.
Upon completion of the proposed Comverse share distribution and prior to the effect of any transaction that would eliminate the CTI holding company structure, CTI shareholders at the time of the distribution would continue to hold their equity in CTI as well as own 100% of the equity of Comverse, Inc.
Verint
Overview
Verint is a global leader in Actionable Intelligence solutions and value-added services. Verint’s solutions enable organizations of all sizes to make more timely and effective decisions to improve enterprise performance and enhance safety. Verint’s customers use Verint’s Actionable Intelligence solutions to capture, distill, and analyze complex and underused

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

information sources, such as voice, video and unstructured text.
In the enterprise intelligence market, Verint's workforce optimization and voice of the customer solutions help organizations enhance customer service operations in contact centers, branches and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, Verint's communications and cyber intelligence, video and situation intelligence and public safety solutions help government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.
Verint Strategic Alternative Exploration
CTI is exploring all options to maximize the value of its equity interests in Verint for the benefit of the shareholders of both CTI and Verint. The ultimate execution of any alternative will take into account a number of considerations, including, without limitation, tax efficiency and, depending upon the circumstances, the separate recommendation of Verint's directors who are not directors or officers of CTI.
Starhome
Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software-based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network.
Ulticom
Ulticom, Inc. was a majority-owned publicly-traded subsidiary of CTI until it was sold to an affiliate of Platinum Equity Advisors, LLC (“Platinum Equity”) on December 3, 2010 (the “Ulticom Sale”). Ulticom was a reportable segment of the Company prior to its sale. As a result of the Ulticom Sale, the results of operations of Ulticom, including the gain on the Ulticom Sale, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company's consolidated statements of operations for the fiscal years ended January 31, 2011 and 2010 (see Note 19, Discontinued Operations).
Principles of Consolidation
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying consolidated financial statements include CTI and its wholly-owned subsidiaries and its controlled and majority-owned subsidiaries, which include Verint Systems (in which CTI owned 41.8% of the common stock and held 52.7% of the voting power as of January 31, 2012) and Starhome B.V. (66.5% owned as of January 31, 2012). Ulticom, Inc. was a majority-owned publicly-traded subsidiary prior to its sale on December 3, 2010 and was included in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows through such date. For controlled subsidiaries that are not wholly-owned, the noncontrolling interest is included as a separate component of “Net loss” in the consolidated statements of operations and “Total equity” in the consolidated balance sheets. Verint Systems holds a 50% equity interest in a consolidated variable interest entity in which it is the primary beneficiary and is therefore included within the Company's consolidated financial statements. The results of operations of this variable interest entity for the fiscal years ended January 31, 2012 and 2011 were not significant to the consolidated statements of operations.
All intercompany balances and transactions have been eliminated.
The Company includes the results of operations of an acquired business from the date of acquisition.
Segment Reporting and Changes in Reportable Segments
The Company determines its reportable segments in accordance with the Financial Accounting Standards Board's (the “FASB”) guidance relating to disclosures about segments of an enterprise and related information. CTI's Chief Executive Officer is the Company's chief operating decision maker (the “CODM”). The CODM uses segment performance as its primary basis for assessing the financial results of the operating segments and for the allocation of resources (see Note 23, Business Segment Information, for additional discussion, including the definition of segment performance).
During the fiscal year ended January 31, 2012, the Company changed its reportable segments. The Company's reportable segments now consist of Comverse BSS, Comverse VAS, and Verint. The results of operations of all the other operations of the

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company are included in the column captioned “All Other” as part of the Company's business segment presentation. The operating segments included in “All Other” do not meet the quantitative thresholds required for a separate presentation or the aggregation criteria under segment reporting guidance. Specifically, they do not have similar economic characteristics with any separately presented reportable segment.
The changes in reportable segments are attributable to the implementation of a second phase of restructuring measures (the “Phase II Business Transformation”) at Comverse that focuses on process reengineering to maximize business performance, productivity and operational efficiency (see Note 11, Restructuring). As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. Comverse's business units consist of the following:

•
BSS, which conducts Comverse's converged, prepaid and postpaid billing and active management systems business and includes groups engaged in product management, professional services, research and development and product sales support;

•
VAS, which conducts Comverse's value-added services business and includes groups engaged in VAS delivery, voice product research and development, messaging product research and development and product sales support; and

•
Mobile Internet (“Comverse MI”), which is responsible for Comverse's mobile Internet products and includes groups engaged in product management, solution engineering, delivery, research and development and product sales support.

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
As a result of the Phase II Business Transformation, Comverse BSS, Comverse VAS and Comverse MI became operating segments of the Company. The revenue of each of Comverse BSS, Comverse VAS and Comverse MI includes the revenue generated by Comverse GLS that is attributable to the operations of each such operating segment. The costs and expenses of each of Comverse BSS, Comverse VAS and Comverse MI are comprised of direct costs, such as product materials and personnel-related costs, and costs and expenses incurred by Comverse GLS in connection with the operations of each such operating segment. The CODM uses the segment performance of Comverse BSS, Comverse VAS and Comverse MI, after including the amounts attributable to Comverse GLS, for assessing the financial results of the segments and for the allocation of resources. The discrete financial information of Comverse GLS is not used by the CODM for the assessment of financial results or the allocation of resources.
The Company does not maintain balance sheets for the Comverse BSS, Comverse VAS and Comverse MI operating segments.
The Company's reportable segments are as follows:

•	Comverse BSS - comprised of Comverse's BSS operating segment;

•	Comverse VAS - comprised of Comverse's VAS operating segment; and

•
Verint - comprised of Verint Systems and its subsidiaries. The Verint Segment consists of the Enterprise Intelligence Solutions (“Enterprise Intelligence”) (previously referred to as Workforce Optimization), Video Intelligence Solutions ("Video Intelligence") and Communications and Cyber Intelligence Solutions (“Communications Intelligence”) reporting units.

All Other is comprised of all the Company's other operations, including the Comverse MI operating segment, Comverse's Netcentrex operations, Comverse's global corporate functions that support its business units, Starhome B.V. and its subsidiaries, miscellaneous operations and CTI's holding company operations.
The Company has recast the presentation of its segment information for the fiscal years ended January 31, 2011 and 2010 to reflect these reportable segments.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•	Inventory reserves;

•	Allowance for doubtful accounts;

•	Fair value of stock-based compensation;

•	Valuation of assets acquired and liabilities assumed in business combinations, including contingent consideration;

•	Fair value of reporting units for the purpose of goodwill impairment test;

•	Valuation of other intangible assets;

•	Valuation of investments and financial instruments;

•	Realization of deferred tax assets; and

•	The identification and measurement of uncertain tax positions.
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
Business Combinations
The Company allocates the fair value of consideration transferred in a business combination to the estimated fair value at the acquisition date of the tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest. Acquisition costs are expensed as incurred. Any residual consideration is recorded as goodwill. The fair value of consideration includes cash, equity securities, other assets and contingent consideration. The Company estimates the fair value of contingent consideration using a probability-adjusted discounted cash flow method based on significant inputs not observable in the market. The Company remeasures the fair value of contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings. The Company’s determination of the fair values of assets acquired and liabilities assumed requires the Company to make significant estimates, primarily with respect to intangible assets. These estimates are primarily derived from the historical experience and information related to the acquired business. These estimates can include, but are not limited to, cash flow projections for the acquired business, and the appropriate weighted-average cost of capital. The results of operations of the acquired business are included in the Company’s consolidated results of operations from the date of the acquisition.
Noncontrolling Interest
Noncontrolling interest represents minority shareholders’ interest in Verint and Starhome B.V., the Company’s majority-owned subsidiaries and Ulticom, Inc., prior to its sale to a third party on December 3, 2010. The Company recognizes noncontrolling interest as a separate component of total equity in the consolidated balance sheets and recognizes income

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

attributable to the noncontrolling interest as a separate component of net loss in the consolidated statements of operations.
As of January 31, 2012 and 2011, respectively, the noncontrolling interest of Verint was 58.2% and 56.1%, respectively and the noncontrolling interest of Starhome was 33.5%.
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
Discontinued Operations
On December 3, 2010, the Company sold its shares of common stock in Ulticom, Inc. as part of initiatives to improve its cash position. Ulticom was a reportable segment of the Company prior to its sale. As a result of the Ulticom Sale, the results of operations of Ulticom, including the gain on the Ulticom Sale, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s consolidated statements of operations for the fiscal years ended January 31, 2011 and 2010.
In connection with the Ulticom Sale, the Company received during the fiscal year ended January 31, 2011 aggregate consideration of $17.2 million and recorded a gain on sale of $2.9 million, net of tax. In addition, a promissory note in the amount of $0.8 million was paid by Ulticom in February 2012 (see Note 19, Discontinued Operations).
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
Restricted Cash and Bank Time Deposits
Restricted cash and bank time deposits include compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified credit-related bank instruments, vendor payables, general liability insurance, workers’ compensation insurance, pending tax judgments, warranty programs and other obligations. In addition, restricted cash as of January 31, 2011 included proceeds from sales and redemptions of auction rate securities (“ARS”) (including interest thereon) that were restricted under the terms of the settlement agreement of the consolidated shareholder class action (see Note 3, Investments and Note 26, Commitments and Contingencies).
If cash is restricted for more than one year from the balance sheet date it is classified within "Other Assets" as long-term restricted cash. Restricted bank time deposits generally consist of certificates of deposit with original maturities of twelve months or less.
During the fourth quarter of the fiscal year ended January 31, 2012, CTI paid all remaining amounts under the settlement agreement using restricted cash received from sales and redemptions of ARS and shares of its common stock and, accordingly, all remaining cash proceeds received from sales and redemptions of ARS became unrestricted.
Accounts Receivable, Net
The application of revenue recognition guidance often results in circumstances for which the Company is unable to recognize revenue relating to sales transactions that have been billed. In these circumstances, the Company does not recognize the deferred revenue or the related account receivable and no amounts are recognized in the consolidated balance sheets for such transactions with the exception of certain arrangements recognized in accordance with the FASB’s guidance relating to accounting for performance of construction-type and certain production-type contracts. Only to the extent that the Company has recognized revenue and not received cash for such transactions are amounts included in “Accounts receivable, net.” Also, only to the extent that the Company has received cash for such transactions is the amount included in “Deferred revenue” in the consolidated balance sheets.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Useful Life in Years
	Shortest	Longest
Fixtures and equipment	1	15
Software	1	5
Buildings	25	30
Leasehold improvements	1	20
Goodwill
Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair value of tangible and intangible assets acquired net of the fair value of liabilities assumed and the fair value of any noncontrolling

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

interest in the acquiree. The carrying amount of goodwill is reviewed annually for impairment on November 1 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
The Company applies the FASB's guidance when testing goodwill for impairment which permits the Company to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If the Company performs a qualitative assessment and concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if the Company concludes otherwise, it is then required to perform the first step of the two-step impairment test.
The Company has the unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.
For reporting units where the Company decides to perform a qualitative assessment, the Company's management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, financial performance and trends, strategies and business plans, capital requirements, management and personnel issues, and stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.
For reporting units where the Company performs the two-step goodwill impairment test, the first step requires the Company to compare the fair value of each reporting unit to the carrying value of its net assets. The Company considers both an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine the fair value of its reporting units. The Company's estimate of fair value of each reporting unit is based on a number of subjective factors, including: (i) the appropriate weighting of valuation approaches (income-based approach and market-based approach), (ii) estimates of the future revenue and cash flows, (iii) discount rate for estimated cash flows, (iv) selection of peer group companies for the market-based approach, (v) required levels of working capital, (vi) assumed terminal value, (vii) the time horizon of cash flow forecasts; and (viii) control premium.
If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and no further evaluation is necessary. If the carrying value of the reporting unit is greater than the estimated fair value of the reporting unit, there is an indication that impairment may exist and the second step is required. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair value assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment charge.
The Company did not record any impairment of goodwill for the fiscal years ended January 31, 2012, 2011 and 2010.
The Company's forecasts and estimates are based on assumptions that are consistent with the plans and estimates used to manage the business. Changes in these estimates could change the conclusion regarding an impairment of goodwill.
Impairment of Long-Lived and Intangible Assets
The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets with finite lives, whenever events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Any impairment of these assets must be considered prior to the Company's impairment review of goodwill. The assessment of impairment is based on the Company’s ability to recover the carrying value of the asset by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset group.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquired in-process research and development ("IPR&D") projects which have not reached technological feasibility at the date of acquisition are considered indefinite-lived intangible assets and are not subject to amortization until the completion or abandonment of the associated research and development efforts. Upon completion of the development process, the IPR&D assets are amortized over their estimated useful lives. If a project is abandoned rather than completed, the IPR&D asset is written-off. IPR&D assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. The impairment test compares the fair value of the IPR&D asset with its carrying amount. If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Verint acquired IPR&D assets during the fourth quarter of the fiscal year ended January 31, 2012, and did not record any impairment of these IPR&D assets for the fiscal year ended January 31, 2012.
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
When derivative financial instruments qualify for cash flow hedge accounting, the Company records the effective portion of changes in fair value as part of other comprehensive income (loss) in the consolidated statements of equity. When the hedged item is recognized in the consolidated statements of operations, the related derivative gain or loss is reclassified from “Accumulated other comprehensive income (loss)” in the consolidated statements of equity to the consolidated statements of operations within the line item in which the hedged item is recorded. The cash flows from a derivative financial instrument qualifying for cash flow hedge accounting are classified in the consolidated statements of cash flows in the same category as the cash flows from the hedged item.
If a derivative financial instrument does not qualify for hedge accounting, the Company records the changes in fair value of derivative instruments in “Other income (expense), net” in the consolidated statements of operations.
The Company does not purchase, hold or sell derivative financial instruments for trading and speculative purposes.
Treasury Stock
Repurchased shares of common stock are recorded at cost as treasury stock. From time to time, the Company repurchases its shares of common stock upon the delivery of shares in settlement of deferred stock unit and vesting of restricted stock unit awards from employees and directors in order to provide funds for the payment of associated minimum statutory withholding taxes. During the fiscal years ended January 31, 2012, 2011 and 2010, the Company repurchased 667,971, 248,982 and 47,901 shares of common stock, respectively, that were recorded as treasury stock.
Concentration of Credit Risk
Financial instruments, which potentially expose the Company to credit risk, consist primarily of investments, derivatives and accounts receivable. From time to time, the Company invests excess cash in high credit-quality financial institutions and invests primarily in (i) money market funds placed with major banks and financial institutions, (ii) corporate commercial paper, (iii) corporate and municipal short and medium term notes, (iv) mortgage and asset backed securities, (v) U.S. government agency securities, (vi) repurchase agreements, and (vii) mutual funds. The Company believes no significant concentration of credit risk exists with respect to these investments. Beginning in the third quarter of the fiscal year ended January 31, 2008, auctions supporting liquidity for the Company’s investment in ARS failed, curtailing the liquidity of these investments. The Company was consequently limited in its ability to manage its exposure to ARS counterparty risk. As a result of this change in liquidity and decline in credit quality, the fair value of ARS declined and the Company recorded other-than-temporary impairment charges on these investments (see Note 3, Investments).
A significant portion of the Company’s accounts receivable, primarily related to Comverse, are with communication service providers. However, the concentration of credit risk is diversified due to the large number of commercial and government entities comprising the Company’s customer base and their dispersion across different industries and geographic regions. The Company manages its concentration of credit risk on trade accounts receivable by performing ongoing credit evaluations of its customers’ financial condition and limiting the extension of credit when deemed necessary.
No customer accounted for 10% or more of total revenue for the fiscal years ended January 31, 2012, 2011 or 2010. No customer accounted for more than 10% of consolidated accounts receivable as of January 31, 2012 or 2011. The Company believes that no significant customer credit risk exists.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition
The Company reports its revenue in two categories: (i) product revenue, including hardware and software products; and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (“PCS”). Professional services primarily include installation, customization and consulting services.
A majority of the Company's revenue is accounted for in accordance with the FASB's guidance relating to revenue recognition for software arrangements as the software component of most of the Company's multiple element arrangements are more than incidental to the products being sold. However, multiple element arrangements entered into or materially modified on or after February 1, 2011 that include hardware which functions together with software to provide the essential functionality of the product are accounted under the FASB's new guidance applicable to multiple element arrangements. In applying the FASB's guidance, the Company exercises judgment and uses estimates in determining the revenue to be recognized in each accounting period.
For arrangements that do not require significant customization of the underlying software, the Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been shipped and the services have been provided to the customer, the sales price is fixed or determinable, collectability is probable, and all other pertinent criteria are met as required by the FASB's guidance.
In certain instances, payment terms extend beyond the Company's customary practices. In these situations, if a customer does not have an adequate history of abiding by its contractual payment terms without concessions, the sales price is not considered fixed or determinable. As such, revenue recognition commences upon collection, provided all other revenue recognition criteria have been met.
Under certain contractual arrangements, the Company is required to pay a penalty or liquidated damages if delivery of the Company's products and installation services are not completed by a certain date. In other arrangements, the Company has guaranteed product performance and warranty service response rates, which, if not met, can result in penalties. The Company accounts for such penalties or liquidated damages in accordance with the FASB's guidance relating to contingencies.
Shipping and handling amounts billed to the Company's customers are included in product revenue and the related shipping and handling costs are included in product costs.
The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions.
The following are the specific revenue recognition policies for each major category of revenue.
Multiple Element Arrangements
Revenue arrangements may incorporate one or more elements in a single transaction or combination of related transactions. In September 2009, the FASB issued revenue recognition guidance applicable to multiple element arrangements, which:

•
applies to multiple element revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance; and

•
addresses how to separate consideration related to each element in a multiple element arrangement, excluding software arrangements, and establishes a hierarchy for determining the selling price of an element. It also eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all elements using the relative selling price method.

The Company adopted this guidance on a prospective basis for revenue arrangements entered into, or materially modified, on or after February 1, 2011.
Certain of the Company's multiple element arrangements include hardware that functions together with software to provide the essential functionality of the product. Therefore, such arrangements entered into or materially modified on or after February 1, 2011 are no longer accounted for in accordance with the FASB's software accounting guidance. Accordingly, the selling price used for each deliverable is based on vendor specific objective evidence ("VSOE") of fair value, if available, third-party evidence (“TPE”) of fair value if VSOE is not available, or the Company's best estimate of selling price (“BESP”) if

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

neither VSOE nor TPE is available. In determining the units of accounting for these arrangements, the Company evaluates whether each deliverable has stand-alone value as defined in the FASB's guidance. For the Company's Comverse BSS and Comverse VAS segments, the professional services performed prior to the product's acceptance do not have stand-alone value and are therefore combined with the related hardware and software as one non-software deliverable. After determining the fair value for each deliverable, the arrangement consideration is allocated using the relative selling price method. Revenue is recognized accordingly for each deliverable once the respective revenue recognition criteria are met for that deliverable.
The Company's Comverse BSS and Comverse VAS segments have not yet established VSOE of fair value for any element other than PCS for a portion of its arrangements. The Company's Verint segment has established VSOE of fair value for one or more elements (installation services, training, consulting and PCS) for a majority of its arrangements. Generally, the Company is not able to determine TPE because its offerings contain a significant level of differentiation such that the comparable pricing of substantially similar products or services cannot be obtained. When the Company is unable to establish fair value of its non-software deliverables using VSOE or TPE, it uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which it would transact a sale if the product or service were sold on a stand-alone basis, which requires significant judgment. The Company determines BESP for a product or service by considering multiple factors, including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and customer classes. The Company exercises judgment and uses estimates in determining the revenue to be recognized in each accounting period.
With the exception of arrangements that require significant customization of the product to meet the particular requirements of the customer, which are accounted for using the percentage-of-completion method, the initial revenue recognition for each non-software product deliverable is generally upon completion of the related professional services. The impact of implementing the guidance was significant for the fiscal year ended January 31, 2012. For the fiscal year ended January 31, 2012, an additional $63.4 million of revenue was recognized as a result of the adoption of the new guidance. Such additional revenue included $40.9 million of additional revenue recognized under the new guidance as compared to the revenue that would have been recognized under prior accounting guidance for the fiscal year ended January 31, 2012 resulting from material modifications of certain existing contracts. Deferred revenue associated with those contracts that were modified during the fiscal year ended January 31, 2012, were $19.3 million and $8.2 million as of January 31, 2012 and 2011, respectively.
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
When PCS is included within a multiple element arrangement and the arrangement is within the scope of the software revenue guidance, the Company primarily utilizes the substantive renewal rate to establish VSOE of fair value for the PCS. To a much lesser extent, the bell-shaped curve approach is used for certain Verint arrangements, depending upon geographical region or product line.
The Company's policy for establishing VSOE of fair value for professional services and training is based upon an analysis of separate sales of services, which are then compared with the fees charged when the same elements are included in a multiple element arrangement. Comverse has not yet established VSOE of fair value for any element other than PCS.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For certain of Verint's arrangements, it does not have an explicit obligation to provide PCS, but as a matter of business practice, has provided PCS (implied PCS). The implied PCS is accounted for as a separate element for which VSOE of fair value does not exist. Arrangements that contain implied PCS are recognized over the period the implied PCS is provided, but not to exceed the estimated economic life of the product.
In certain multiple element arrangements, the Company is obligated to provide training services to customers related to the operation of the Company's software products. For Comverse, these training services are either provided to the customer on a “defined” basis (limited to a specified number of days or training classes) or on an “as-requested” basis (unlimited training over a contractual period).
For multiple element arrangements containing as-requested training obligations that are within the scope of the software revenue guidance, the Company recognizes the total arrangement consideration ratably over the contractual period during which the Company is required to “stand ready” to perform such training, provided that all other criteria for revenue recognition have been met.
For multiple element arrangements containing defined training obligations, the training services are typically provided to the customer prior to the completion of the installation services. For arrangements that are within the scope of the software revenue guidance, because revenue recognition does not commence until the completion of installation, the defined training obligations do not impact the timing of recognition of revenue. In certain circumstances in which training is provided after the end of the installation period, the Company commences revenue recognition upon the completion of training, provided that all other criteria for revenue recognition have been met.
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
Some of the Company's arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is typically recognized in accordance with the FASB's guidance for long-term construction type contracts using the percentage-of-completion (“POC”) method.
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
Management is required to make judgments to estimate the total estimated costs and progress to completion. Changes to such estimates can impact the timing of the revenue recognition period to period. The Company uses historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within the Company's control. If some level of profitability is assured, but the related revenue and costs cannot be reasonably estimated, then revenue is recognized to the extent of costs incurred until such time that the project's profitability can be estimated or the services have been completed. If VSOE of fair value of PCS does not exist, revenues are recognized to the extent of costs incurred until the services have been completed, provided that the Company is able to make reliable cost estimates and some level of profitability is assured. Once the services are completed, the remaining unrecognized portion of the arrangement fee is recognized ratably over the remaining PCS period. For situations where the Company is not able to make reliable estimates or some level of profitability is not assured, all revenue will be deferred until completion of the professional services and recognized ratably over the respective PCS period. If the Company determines that based on its estimates its costs exceed the sales price, the entire amount of the estimated loss is accrued in the period that such losses become known.
Revenue that Comverse derives from sales to distributors, resellers, and value-added resellers are recognized when the resellers in turn sell the software product to their customers and installation of the software product has occurred, provided all other revenue recognition criteria are met. This is commonly referred to as the sell-through method. The contractual arrangements between the reseller and end user, or between the reseller and Comverse, generally obligate Comverse to provide services to the end user that are subject to end user acceptance. Further, payment terms are generally subject to the reseller's receiving payment from the end user and the end user's acceptance of the product. Therefore, Comverse defers recognition until

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

there is a “sell-through” by the reseller to an actual end user customer and acceptance by the end user.
Product revenue that Verint derives from shipments to resellers and original equipment manufacturers (“OEMs”) who purchase their products for resale are generally recognized when such products are shipped (on a “sell-in” basis). Verint has historically experienced insignificant product returns from resellers and OEMs, and their payment terms for these customers are similar to those granted to their end users. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, Verint defers the recognition of revenue until the receipt of cash. Verint's arrangements with resellers and OEMs are periodically reviewed as their business and products change.
In instances where Verint derives revenue from sale of third-party vendor services and Verint is a principal in the transaction, Verint generally records revenue on a gross basis and records costs related to a sale within cost of revenue. In those cases where Verint is acting as an agent between the customer and the vendor, revenue is recorded net of costs.
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
In determining the amount of a multiple element arrangement fee that should be classified between product revenue and service revenue, Comverse first allocates the arrangement fee to product revenue and PCS (PCS is classified as service revenue) based on management's estimate of fair value for those elements. The remainder of the arrangement fee, which is comprised of all other service elements, is allocated to service revenue. The estimate of fair value of the product element is based primarily on management's evaluation of direct costs and reasonable profit margins on those products. This was determined to be the most appropriate methodology as Comverse has historically been product-oriented with respect to pricing policies which facilitates the evaluation of product costs and related margins in arriving at a reasonable estimate of the product element fair value. Management's estimate of reasonable profit margins requires significant judgment and consideration of various factors, such as the impact of the economic environment on margins, the complexity of projects, the stability of product profit margins and the nature of products. The estimate of fair value for PCS is based on management's evaluation of the weighted-average of PCS rates for arrangements for which VSOE of fair value of PCS exists.
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
Post-Contract Customer Support Renewals
The Company's multiple element arrangements typically provide for renewal of PCS terms upon expiration of the original term. The amounts of these PCS renewals are recognized as revenue ratably over the specified PCS renewal period.
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
Product and Service Costs
The Company’s product and service costs include costs of materials, compensation and benefit costs for operations and service personnel, contractor and consulting costs, royalties and license fees, depreciation of equipment used in operations and service, amortization of capitalized software costs, travel expenses and certain purchased intangible assets and related overhead

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

costs.
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
Sales and Marketing
Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions and other programs. In addition, the Company records customer acquisition and origination costs, including sales commissions, as incurred, with the exception of certain sales referral fees that are capitalized and amortized ratably over the revenue recognition period. Advertising costs are expensed as incurred.
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
The Company estimates expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on historical experience. The forfeiture assumption is adjusted to the actual forfeitures that occur. Therefore, changes in the forfeiture assumptions may impact the amount and timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in subsequent

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

periods and may change based on new facts and circumstances.
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
APIC Pool
The Company uses the long form method to determine its pool of excess tax benefits available within additional paid-in capital. Excess tax benefits resulting from stock option exercises are recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall is charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.
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
As part of accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to the Company’s existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. The Company has taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Under the FASB's guidance, the income tax benefit from future releases of acquisition date valuation allowances or income tax contingencies, if any, are reflected in the income tax provision in the consolidated statements of operations, rather than as an adjustment to the purchase price allocation.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loss Per Share Attributable to Comverse Technology, Inc.’s Shareholders
Basic loss per share attributable to Comverse Technology, Inc.’s shareholders is computed by dividing net loss attributable to Comverse Technology, Inc. by the weighted-average number of CTI’s shares of common stock outstanding during the period. Diluted loss per share attributable to Comverse Technology, Inc.’s shareholders is computed using the weighted-average number of CTI’s shares of common stock and, when dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable in respect of stock options, restricted stock, deferred stock units (“DSUs”), restricted stock units (“RSUs”) and convertible debt obligations (the “Convertible Debt Obligations,” see Note 12, Debt). The treasury stock method is used to compute the dilutive effect of options, DSUs and other similar instruments. The if-converted method is used to compute the dilutive effect of the Company’s Convertible Debt Obligations. Additionally, for purposes of calculating diluted loss per share attributable to Comverse Technology, Inc.’s shareholders, net loss attributable to Comverse Technology, Inc. is adjusted for the difference between each of Verint’s and Starhome’s reported diluted and basic earnings per share, if any, multiplied by the number of shares of common stock and common share equivalents CTI holds in each of Verint and Starhome. Basic and diluted loss per share from continuing operations and discontinued operations are computed by dividing the net loss from continuing operations and loss from discontinued operations, net of tax attributable to Comverse Technology, Inc. shareholders, respectively, by the basic and diluted weighted-average number of CTI’s shares of common stock outstanding during the period.
Contingencies
Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The Company accrues for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable.
Cash Position and Management’s Plans
The Company incurred substantial losses and experienced declines in cash flows during the three fiscal years ended January 31, 2012 and had a significant accumulated deficit as of January 31, 2012.
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
Standards Implemented
Revenue Recognition
In September 2009, the FASB issued revenue recognition guidance applicable to multiple element arrangements. The Company adopted this guidance on a prospective basis for revenue arrangements entered into, or materially modified, on or after February 1, 2011 (see Note 1, Organization, Business and Summary of Significant Accounting Policies—Revenue Recognition).
Goodwill Impairment
In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether a reporting unit's fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances (or factors) identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit's fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The guidance is effective for the Company for interim and annual periods commencing February 1, 2012.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the fourth quarter of the fiscal year ended January 31, 2012, in conjunction with management's annual testing of goodwill, the Company early adopted the new accounting guidance.
Under the qualitative assessment, various factors that would affect the estimated fair value of a reporting unit are identified. These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium, and low weighting.
During the annual testing of goodwill for the fiscal year ended January 31, 2012, management performed the qualitative assessment for its Verint and Starhome reporting units. The qualitative assessment included the review of changes of the following: recent financial performance, financial forecasts, discount rates, carrying amount, market values of comparable companies, industry conditions, and general economic conditions. Furthermore, management considered the results of the most recent two-step quantitative impairment test completed for a reporting unit (in this instance for the Company's Verint and Starhome reporting units, as of November 1, 2010). Management concluded that it was not more likely than not that the estimated fair value of the Verint and Starhome reporting unit's equity was less than its carrying value. As such, no further analysis of the Verint and Starhome reporting units was required.
Other Standards Implemented
In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a gross presentation of activity within the Level 3 (significant unobservable inputs) roll forward, presenting information on purchases, sales, issuance, and settlements separately. The guidance was effective for the Company for interim and annual periods that commenced February 1, 2010, except for the gross presentation of the Level 3 roll forward, which became effective for the Company for interim and annual periods that commenced February 1, 2011. Adoption of this guidance resulted in additional disclosures for the gross presentation of the Level 3 roll forward (see Note 14, Fair Value Measurements).
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
In December 2010, the FASB issued guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Upon adoption, if the carrying amount of the reporting unit is zero or negative, the reporting entity must perform step two of the goodwill impairment test if it is more likely than not that goodwill is impaired as of the date of adoption. In determining if it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. Goodwill impairment recognized upon adoption of the guidance should be presented as a cumulative-effect adjustment to opening retained earnings as of the adoption date reflecting a change in accounting principle. This guidance was effective for the Company for interim and annual periods that commenced on February 1, 2011. Because the carrying value of the Company's previously defined Comverse reporting unit was negative as of February 1, 2011 and the existence of adverse qualitative factors indicated potential impairment, step two of the goodwill impairment test was performed as of such date which did not result in an impairment. The adoption of this guidance did not have a material impact on the consolidated financial statements for the fiscal year ended January 31, 2012.
Standards to be Implemented
In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders' equity. The guidance is effective beginning with the interim period ending April 30, 2012. The Company is assessing the impact that the application of this guidance may have on its consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2011, the FASB issued accounting guidance, which revises the manner in which entities present other comprehensive income in their financial statements. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. Under the new guidance, entities are required to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB amended and updated the guidance issued in June 2011 to defer certain presentation requirements. The amended and updated guidance is effective for the Company for interim and annual periods commencing February 1, 2012. The Company believes that other than changes in presentation, the adoption of this guidance will not have a material impact on its consolidated financial statements.

3.	INVESTMENTS
The Company accounts for its investments in accordance with the FASB’s guidance relating to accounting for certain investments in debt and equity securities and related pronouncements and classifies all debt and equity securities as available-for-sale.
As of January 31, 2011, all the investments in ARS disclosed below (all of which were held by CTI as of such date) were restricted pursuant to the settlement agreement of the consolidated shareholder class action CTI entered into on December 16, 2009 and amended on June 19, 2010. As of January 31, 2011, all cash proceeds from sales and redemptions of ARS (other than ARS that were held in an account with UBS) (including interest thereon) were restricted. During the fourth quarter of the fiscal year ended January 31, 2012, the Company paid all remaining amounts under the settlement agreement and, accordingly, all ARS and cash proceeds received from sales and redemptions thereof became unrestricted (see Note 26, Commitments and Contingencies).
Auction Rate Securities
The Company invested in ARS supported by corporate issuers and student loans. The ARS portfolio supported by corporate issuers consisted of collateralized debt obligations and Regulation XXX securities (insurance industry-related ARS). The Company’s ARS supported by corporate issuers were rated between AAA and AA- by Standard & Poor’s (“S&P”) and Aaa and A3 by Moody’s Investor Service (“Moody’s”) when purchased. These corporate issued holdings were downgraded since the original purchase date, and the two remaining securities were rated A by S&P and C by Moody’s, respectively, as of January 31, 2011.
The ARS portfolio supported by student loans was substantially guaranteed by the Federal government under the Federal Family Education Loan Program. The Company’s ARS supported by student loans were all rated AAA by S&P and Aaa by Moody’s when purchased. The ARS supported by student loans were all rated between AAA and BB+ by S&P and between Aaa and Ba1 by Moody’s as of January 31, 2011.
Classification
In August 2010, the Company began to forecast that it would sell its remaining ARS during the fourth quarter of the fiscal year ending January 31, 2012 after the expiration of the restrictions on sales of ARS and the use of proceeds from sales thereof following the final payment under the settlement agreement of the consolidated shareholder class action due on or before November 15, 2011. Accordingly, the ARS were classified as current assets as of January 31, 2011.
As of January 31, 2011, proceeds from the sales and redemptions of ARS, including interest received subsequent to the date of the settlement agreement of the consolidated shareholder class action, of $33.4 million were classified within the consolidated balance sheets as “Restricted cash and bank time deposits.”
The Company sold $86.9 million and $112.2 million of aggregate principal amount of ARS during the fiscal years ended January 31, 2012 and 2011 resulting in gains of $24.4 million and $23.8 million, respectively, recognized in “Other income (expense), net.” Such gains represent a recovery of previously recognized other-than-temporary impairments as the fair market value of the ARS recovered toward par value.
During the fourth quarter of the fiscal year ended January 31, 2012, the Company paid all remaining amounts under the settlement agreement and, accordingly, all cash proceeds received from sales and redemptions of ARS became unrestricted and are classified in “Cash and cash equivalents."

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other-Than-Temporary Impairment
As a result of historic auction failures and declines in credit quality, subsequent to their purchase by CTI the fair value of the ARS significantly declined. The fair value of the ARS were determined on a quarterly basis by the Company utilizing a discounted cash flow model, which considered, among other factors, assumptions about the (i) underlying collateral, (ii) credit risk associated with the issuer, and (iii) contractual maturity. The discounted cash flow model considered contractual future cash flows, representing both interest and principal payments. Future interest payments were projected using U.S. Treasury and swap curves over the remaining term of the ARS in accordance with the terms of each specific security and principal payments were assumed to be made at an estimated contractual maturity date taking into account applicable prepayments. Yields used to discount these payments were determined based on the specific characteristics of each security. Key considerations in the determination of the appropriate discount rate included the securities’ remaining term to maturity, capital structure subordination, quality and level of collateralization, complexity of the payout structure, credit rating of the issuer, and the presence or absence of additional insurance.
For ARS that the Company determined that it could not assert that it intended to hold such ARS until their fair value recovered to amortized cost, the Company recorded other-than-temporary impairment charges of $0.4 million and $6.9 million on a pre-tax basis during the fiscal years ended January 31, 2011 and 2010, respectively. The Company did not record other-than-temporary impairment charges during the fiscal year ended January 31, 2012. These other-than-temporary impairment charges were recorded as a component of “Other income (expense), net” in the consolidated statements of operations (see Note 21, Other Income (Expense), Net).
The carrying amount of the Company’s ARS as of January 31, 2012 and 2011 was $0.3 million and $72.4 million, with a corresponding principle amount of $7.5 million and $94.4 million, respectively, and was classified as short-term, available-for-sale investments in “Auction Rate Securities.”
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
In the fiscal year ended January 31, 2009, the Company recorded the UBS Put at its then fair value of $13.6 million in "Other Assets" with a corresponding gain recorded in "Other income (expense), net." Consequently, the UBS Put was carried at historical cost and assessed for impairment. The Company evaluated the UBS Put for impairment based on redemptions and changes in fair value of the related ARS subject to the UBS Put and during the fiscal years ended January 31, 2011 and 2010 recorded $6.7 million and $6.9 million, respectively, of pre-tax impairment charges, which were classified in “Other income (expense), net.” Due to its exercise on June 30, 2010, the Company had no recorded amounts in connection with the UBS Put as of January 31, 2011.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of available-for-sale securities as of January 31, 2012 and 2011:

	January 31, 2012
		Included in Accumulated Other Comprehensive Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities-Corporate issuers	$7,500	$34	$—	$(7,262)	$272
Total short-term investments	$7,500	$34	$—	$(7,262)	$272

	January 31, 2011
		Included in Accumulated Other Comprehensive Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities-Student loans	$71,900	$16,044	$—	$(24,181)	$63,763
Auction rate securities-Corporate issuers	22,500	5,619	—	(19,441)	8,678
Total short-term investments	$94,400	$21,663	$—	$(43,622)	$72,441
The ARS have stated maturities in excess of 5 years.
Investments with original maturities of three months or less, when purchased, are included in cash and cash equivalents, in “Restricted cash and bank time deposits” or in long-term restricted cash (long-term restricted cash is classified within “Other assets”) in the consolidated balance sheets. Such investments are not reflected in the tables above as of January 31, 2012 or 2011, and include commercial paper and money market funds totaling $217.3 million and $195.8 million as of January 31, 2012 and 2011, respectively. There were no unrealized gains (losses) as of January 31, 2012 and 2011.
The Company received cash proceeds from sales and redemptions of investments of $75.5 million, $57.3 million and $175.2 million in the fiscal years ended January 31, 2012, 2011 and 2010, respectively.
The gross realized gains and losses on the Company’s investments are as follows, for the fiscal years presented below:

(In thousands)	Gross Realized Gains	Gross Realized Losses
January 31, 2012	$24,414	$—
January 31, 2011	$23,810	$—
January 31, 2010	$10,788	$—

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of other comprehensive income (loss) ("OCI") related to available-for-sale securities are as follows:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(In thousands )
Accumulated OCI related to available-for-sale securities, beginning of year	$17,871	$25,663	$10,302
Unrealized gains on available-for-sale securities	(305)	6,950	20,048
Reclassification adjustment for gains included in net loss	(21,329)	(15,483)	(3,582)
Changes in accumulated OCI on available-for-sale securities, before tax	(21,634)	(8,533)	16,466
Other comprehensive income attributable to noncontrolling interest	3	26	53
Deferred income tax benefit (provision)	—	715	(1,158)
Changes in accumulated OCI on available-for-sale securities, net of tax	(21,631)	(7,792)	15,361
Accumulated OCI related to available-for-sale securities, end of year	$(3,760)	$17,871	$25,663

4.	INVENTORIES, NET
Inventories, net of reserves of $23.9 million and $26.4 million, as of January 31, 2012 and 2011, respectively, consist of:

	January 31,
	2012	2011
	(In thousands)
Raw materials	$45,723	$51,783
Work in process	15,021	30,986
Finished goods	7,599	10,252
Total inventories	68,343	93,021
Less: reserves for excess and obsolete inventories	(23,938)	(26,409)
Inventories, net	$44,405	$66,612

5.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of January 31, 2012 and 2011 consist of:

	January 31,
	2012	2011
	(In thousands)
Land	$3,741	$3,861
Fixtures and equipment	229,832	297,840
Software	44,304	44,378
Buildings	2,204	2,204
Leasehold improvements	28,847	30,244
	305,187	374,666
Less accumulated depreciation and amortization	(233,215)	(311,684)
	$71,972	$62,982
Total	$75,713	$66,843
Depreciation and amortization expense of property and equipment was $28.5 million, $32.5 million and $42.3 million for the fiscal years ended January 31, 2012, 2011 and 2010, respectively. The Company also wrote off and disposed of property and equipment, net of $2.4 million, $1.3 million and $6.4 million during the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On September 16, 2010, Comverse Ltd., an Israeli company and a wholly-owned subsidiary of Comverse, Inc., entered into an agreement for the sale of land in Ra’anana, Israel to a third party for approximately $28.5 million. Approximately $27.1 million of such proceeds were received in the fiscal year ended January 31, 2011. The balance, originally held in escrow to cover, to extent necessary, any applicable taxes and levies, was received during the fiscal year ended January 31, 2012. The Company recorded a net gain of $2.4 million on the sale of this land in fiscal year ended January 31, 2011.

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
Verint Segment
Vovici Acquisition
On August 4, 2011, Verint acquired all of the outstanding shares of Vovici Corporation (“Vovici”), a U.S.-based, privately-held provider of online survey management and enterprise feedback solutions. This acquisition enhances Verint's Enterprise Intelligence product suite to include comprehensive voice of the customer software and services offerings, designed to help organizations implement a single-vendor solution set for collecting, analyzing and acting on customer insights. The financial results of Vovici have been included in the Company's consolidated financial statements since August 4, 2011.
Verint acquired Vovici for approximately $56.1 million in cash at closing, including $0.4 million to repay Vovici's bank debt. The consideration also included the exchange of certain unvested Vovici stock options for options to acquire approximately 42,000 shares of Verint Systems' common stock with fair values totaling $1.0 million, of which $0.1 million represents compensation for pre-acquisition services and is included in the consideration transferred and $0.9 million is being recognized as stock-based compensation expense over the remaining future vesting periods of the awards. Verint also agreed to make potential additional cash payments of up to approximately $19.1 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2013. The fair value of this contingent obligation was estimated to be $9.9 million at August 4, 2011.
The $9.9 million acquisition date fair value of the contingent consideration obligation was estimated based on the probability adjusted present value of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in this estimate include probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date, the contingent consideration obligation is revalued to its fair value and increases and decreases in fair value are recorded within “Selling, general and administrative” expenses in the Company's consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.
The Company recorded a benefit of approximately $2.7 million in the fiscal year ended January 31, 2012, for the change in the fair value of the contingent consideration obligation between the acquisition date and January 31, 2012, which primarily reflected the impact of revised assessments of the probability of payment. As of January 31, 2012, the fair value of this contingent consideration obligation was approximately $7.2 million, of which $2.0 million and $5.2 million were recorded within “Accounts payable and accrued expenses” and “Other long-term liabilities,” respectively.
The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair values assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The acquired identifiable intangible assets are being amortized on a straight-line basis, which the Company believes approximates the pattern in which the assets are utilized, over their estimated useful lives.
Among the factors contributing to the recognition of goodwill in this transaction were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill is not deductible for income tax purposes.
In connection with the purchase price allocation, the estimated fair value of support obligations assumed from Vovici was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to fulfilling these obligations plus a normal profit margin, which approximates the amount that the Company believes would be required to pay a third party to assume the support obligations. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing support services. These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs. Profit associated with selling efforts is excluded because the selling effort on the support contracts concluded prior to the August 4, 2011 acquisition date. The estimated profit margin was 15%, which the Company believes best approximates the operating profit margin to fulfill these support obligations. As a result, in allocating the purchase price, an adjustment was recorded to reduce the $5.3 million carrying value of Vovici's deferred revenue to $2.3 million, representing the estimated fair value of the support obligations assumed. As former Vovici customers renew their support contracts, revenue will be recognized at the full contract value over the remaining term of the contracts.
Revenue attributable to Vovici from August 4, 2011 through January 31, 2012 was $5.0 million. The impact of Vovici on net income for this fiscal period was not significant.
Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of Vovici, totaled $3.4 million for the fiscal year ended January 31, 2012, were expensed as incurred and recorded within “Selling, general and administrative” expenses.
Global Management Technologies Acquisition
On October 7, 2011, Verint acquired all of the outstanding shares of Global Management Technologies Corporation (“GMT”), a U.S.-based, privately-held provider of workforce management solutions whose software and services are widely used by organizations, particularly in retail branch banking environments. This acquisition adds key functionality to Verint's Enterprise Intelligence product suite. The financial results of GMT have been included in the Company's consolidated financial statements since October 7, 2011.
Verint acquired GMT for approximately $24.6 million in cash at closing. Verint also agreed to make potential additional cash payments of up to approximately $17.4 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2014. The fair value of this contingent obligation was estimated to be $12.0 million as of October 7, 2011.
The $12.0 million acquisition date fair value of the contingent consideration obligation was estimated based on the probability adjusted present value of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in this estimate include probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date, the contingent consideration obligation is revalued to its fair value and increases and decreases in fair value are recorded within “Selling, general and administrative” expenses in the Company's consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.
The Company recorded a benefit of approximately $2.4 million for the fiscal year ended January 31, 2012, for the change in the fair value of the contingent consideration obligation between the acquisition date and January 31, 2012, which primarily reflected the impact of revised assessments of the probability of payment. As of January 31, 2012, the fair value of this contingent consideration obligation was approximately $9.6 million, all of which was recorded within “Other long-term liabilities.”
The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair values assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The acquired identifiable intangible assets are being amortized on a straight-line basis, which the Company believes approximates the pattern in which the assets are utilized, over their estimated useful lives.
Among the factors contributing to the recognition of goodwill in this transaction were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill is deductible for income tax purposes.
In connection with the purchase price allocation, the estimated fair value of support obligations assumed from GMT was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin, which approximates the amount that the Company believes would be required to pay a third party to assume the support obligations. The estimated costs to fulfill the support obligation were based

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

on the historical direct costs related to providing support services. These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs. Profit associated with selling efforts is excluded because the selling effort on the support contracts was concluded prior to the October 7, 2011 acquisition date. The estimated profit margin was 20%, which the Company believes best approximates the operating profit margin to fulfill these support obligations. As a result, in allocating the purchase price, an adjustment was recorded to reduce the $4.3 million carrying value of GMT's deferred revenue to $1.2 million, representing the estimated fair value of the support obligations assumed. As former GMT customers renew their support contracts, revenue will be recognized at the full contract value over the remaining term of the contracts.
Revenue and the impact on net income attributable to GMT from October 7, 2011 through January 31, 2012 were not significant.
Transaction and related costs, consisting primarily of professional fees and integration expenses directly related to the acquisition of GMT, totaled $1.6 million for the fiscal year ended January 31, 2012, were expensed as incurred and recorded within “Selling, general and administrative” expenses.
Other Business Combinations
During the fiscal year ended January 31, 2012, Verint executed the following additional business combinations:

•
On March 30, 2011, Verint acquired all of the outstanding shares of a privately held company, based in Israel. This acquisition broadens the product portfolio of Verint's Video Intelligence product line.

•
On August 2, 2011, Verint acquired all of the outstanding shares of a privately-held provider of communications intelligence solutions, data retention services, and network performance management, based in the Americas region.  This acquisition expands Verint's Communications Intelligence product portfolio and increases its presence in this region.

•	On November 1, 2011 and November 10, 2011, Verint acquired certain technology and other assets in two separate transactions that both qualify as business combinations.

•
On January 5, 2012, Verint acquired all of the outstanding shares of a privately-held provider of web intelligence technology, based in Europe, Middle East and Africa region, that is being integrated into Verint's Communications Intelligence product portfolio.

The combined consideration for these five business combinations was approximately $55.1 million, including $33.8 million of combined cash paid at the closings. Verint also agreed to make potential additional cash payments aggregating up to approximately $41.0 million contingent upon the achievement of certain performance targets over periods ending through January 31, 2015. The combined fair values of these contingent consideration obligations were estimated to be $20.5 million as of the respective acquisition dates.
Benefits of $0.4 million were recorded within selling, general and administrative expenses for the fiscal year ended January 31, 2012 for changes in the fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impacts of revised assessments of the probability of payment, as well as decreases in the discount periods since the acquisition dates. As of January 31, 2012, the combined fair values of these contingent consideration obligations were $20.1 million, of which $6.4 million and $13.7 million were recorded within “Accounts payable and accrued expenses” and “Other long-term liabilities," respectively.
The fair values assigned to identifiable intangible assets acquired in these business combinations were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The acquired identifiable finite-lived intangible assets are being amortized on a straight-line basis, which the Company believes approximates the pattern in which the assets are utilized, over their estimated useful lives.
Intangible assets acquired in these business combinations included several IPR&D assets with estimated fair values totaling $2.5 million. IPR&D assets are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. The fair values of the IPR&D assets were estimated by projecting the costs required to develop the IPR&D assets into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values. Verint will amortize these intangible assets once the projects are complete. Currently, Verint expects to complete these projects within the next two years. IPR&D assets

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are subject to impairment testing at least annually, or more frequently if circumstances are identified indicating the potential for impairment.
Among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the additions of skilled, assembled workforces. Of the $33.5 million of goodwill associated with these business combinations, $12.1 million was not deductible for income tax purposes, and $21.4 million is still being assessed for tax deductibility.
In connection with the foregoing August 2, 2011 Verint acquisition, the Company has evaluated and continues to evaluate the impact of certain liabilities associated with pre-acquisition business activities of the acquired company. Based upon this initial evaluation, the Company originally recorded liabilities of approximately $10.7 million, of which $5.5 million is classified as current and $5.2 million is classified as long-term, along with corresponding indemnification assets of the same amounts and classified in the same manner, as components of the purchase price for this acquisition, representing the Company's best estimates of these amounts at the acquisition date. The indemnification assets recognized the selling shareholders' contractual obligation to indemnify Verint for these pre-acquisition liabilities, and were measured on the same basis as the corresponding liabilities. These amounts, as adjusted for currency exchange rate fluctuations, were reflected on the Company's condensed consolidated balance sheet as of October 31, 2011. Subsequently, based upon an assessment of additional information obtained during the three months ended January 31, 2012 about facts and circumstances that existed as of the acquisition date regarding these matters, Verint reduced the estimated acquisition-date liabilities by $0.8 million, and recorded a corresponding acquisition-date reduction in the associated indemnification assets.
As of January 31, 2012, the current and long-term liabilities for these matters are $4.3 million and $4.7 million, respectively, with corresponding indemnification assets reflected within current and long-term assets. The Company is continuing to gather and assess information in this regard, and changes to the amounts recorded, if any, during the remainder of the measurement period, will be included in the purchase price allocation during the measurement period and, subsequently, in the Company's results of operations.
Revenue and the impact on net income attributable to these acquisitions for the fiscal year ended January 31, 2012 were not significant.
Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions totaled $5.0 million for the fiscal year ended January 31, 2012 and were expensed as incurred.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components and Allocations of Purchase Prices
The following table sets forth the components and the allocations of the purchase prices, some of which are preliminary, for business combinations completed during the fiscal year ended January 31, 2012 and 2011:

	Fiscal Years Ended January 31,
	2012			2011
	Vovici	GMT	Other	Iontas
	(In thousands)
Components of purchase price:
Cash and cash equivalents	$55,708	$24,596	$33,835	$17,738
Fair value of contingent consideration	9,900	12,000	20,504	3,224
Fair value of stock options	60	—	—	—
Bank debt, prepaid at closing	435	—	—	—
Other purchase price adjustments	—	—	786	—
Prepaid product licenses and support services	—	—	—	1,493
Trade accounts payable	—	—	—	(712)
Total purchase price	$66,103	$36,596	$55,125	$21,743
Allocation of purchase price:
Net tangible assets (liabilities):
Cash and cash equivalents	$179	$—	$4,614	$2,569
Account receivable	1,106	512	842	—
Other current assets	5,219	1,717	11,036	286
Other assets	913	483	5,579	89
Current and other liabilities	(3,165)	(1,915)	(15,419)	(211)
Deferred revenue	(2,264)	(1,234)	(944)	—
Bank debt	—	—	(3,330)	—
Deferred income taxes — long-term	(6,021)	(108)	(3,587)	(993)
Net tangible assets (liabilities)	(4,033)	(545)	(1,209)	1,740
Identifiable intangible assets:
Developed technology	11,300	7,400	10,043	6,949
Customer relationships	15,400	6,200	7,460	—
Trademarks and trade names	1,700	400	1,350	—
In-process research and development assets	—	—	2,500	—
Other identifiable intangible assets	—	—	1,421	278
Total identifiable intangible assets (1)	28,400	14,000	22,774	7,227
Goodwill	41,736	23,141	33,560	12,776
Total purchase price	$66,103	$36,596	$55,125	$21,743

(1)	The weighted-average estimated useful life of all finite-lived identifiable intangible assets is 7.5 and 5.9 years for the fiscal year ended January 31, 2012 and 2011, respectively.
The purchase price allocations for acquisitions completed during the year ended January 31, 2012 are provisional and are based on the information that was available as of the acquisition dates to estimate the fair values of assets acquired and liabilities assumed. The purchase price allocations for these acquisitions as reported as of January 31, 2012 represent the Company's best estimates of the fair values and were based upon the information available to the Company.
The Company is gathering and reviewing additional information necessary to finalize the values assigned to the acquired identified intangible assets, goodwill and income tax assets and liabilities for these acquisitions. Therefore, the provisional measurements of fair values reported at January 31, 2012 are subject to change. The Company expects to finalize the purchase price allocations as soon as practicable but no later than one year from the respective acquisition dates.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based upon additional information obtained during the three months ended January 31, 2012 about facts and circumstances that existed as of the respective acquisition dates, Verint adjusted the purchase price allocations for several acquisitions completed during the year ended January 31, 2012, as described below:

•
For the Vovici purchase price allocation, Verint increased certain liabilities by $1.1 million, recorded an associated $1.0 million asset reflecting the selling shareholders' indemnification obligations related to these liabilities, and increased goodwill by $0.1 million. Verint also adjusted certain income tax assets and liabilities of Vovici which resulted in a $4.0 million increase in goodwill. These adjustments did not materially impact the Company's consolidated statement of operations.

•
For the GMT purchase price allocation, Verint refined certain assumptions in the discounted cash flow models used to estimate the fair values of certain identified intangible assets, which reduced the estimated acquisition-date fair values of the developed technology and customer relationship intangible assets identified in the acquisition of GMT by $0.1 million and $1.0 million, respectively, compared to the original estimated amounts, which resulted in a corresponding $1.1 million increase in acquisition-date goodwill. Verint also adjusted certain income tax assets and liabilities of GMT which resulted in a $0.4 million increase in goodwill. These adjustments did not materially impact the Company's consolidated statement of operations.

•
For the purchase price allocation associated with Verint's August 2, 2011, Communications Intelligence acquisition, Verint refined certain assumptions in the discounted cash flow models used to estimate the fair values of certain identified intangible assets, which increased the estimated acquisition-date fair values of the developed technology and customer relationship intangible assets identified in this acquisition by $0.2 million each, compared to the original estimated amounts, which resulted in a corresponding $0.4 million decrease in acquisition-date goodwill. Verint also increased the fair value of its contingent consideration obligation in this acquisition by $0.5 million and recorded a corresponding $0.5 million increase in acquisition-date goodwill. Additionally, Verint adjusted the acquisition-date fair value of its performance obligations under customer contracts assumed in this acquisition, which resulted in a $1.7 million decrease in acquisition-date goodwill. In addition, Verint adjusted certain acquisition-date deferred income taxes and unrecognized tax benefits, which resulted in a $3.1 million increase in acquisition-date goodwill. These adjustments combined to increase acquisition-date goodwill for this acquisition by $1.5 million.

For the acquisition of Vovici, the acquired developed technology, customer relationships, and trademarks and trade names were assigned estimated useful lives of six years, ten years, and five years, respectively, the weighted average of which is approximately 8.1 years.
For the acquisition of GMT, the acquired developed technology, customer relationships, and trademarks and trade names were assigned estimated useful lives of five years, ten years, and three years, respectively, the weighted average of which is approximately 7.2 years.
For the other acquisitions, the acquired developed technology, customer relationships, trademarks and trade names, and other identifiable intangible assets were assigned estimated useful lives of six years to seven years, from four years to ten years, from four years to five years, and from three years to four years, respectively, the weighted average of which is approximately 6.8 years.
For the Year Ended January 31, 2011
Iontas Limited
On February 4, 2010, Verint acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions which measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments. Verint acquired Iontas to, among other objectives, expand the desktop analytical capabilities of its Enterprise Intelligence solutions. The financial results of Iontas have been included in the consolidated financial statements since the acquisition date.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Among the factors that contributed to the recognition of goodwill in this transaction were the expansion of Verint's desktop analytical capabilities, the expansion of its suite of products and services, and the addition of an assembled workforce. This goodwill is not deductible for income tax purposes.
The Company recorded the $3.2 million acquisition-date estimated fair value of the contingent consideration as a component of the purchase price of Iontas. During the fiscal year ended January 31, 2012, $2.0 million of the previously recorded contingent consideration was paid to the former shareholders of Iontas. The estimated fair value of the remaining contingent consideration was $1.7 million as of January 31, 2012 and was recorded within “Accounts payable and other accrued expenses.” Increases in the fair value of this contingent consideration of $0.2 million and $0.3 million for the fiscal years ended January 31, 2012 and 2011, respectively, were recorded within “Selling, general and administrative” expenses for those fiscal periods.
Transaction costs, consisting primarily of professional fees directly related to the acquisition of Iontas, totaled $1.3 million, were expensed as incurred and recorded within "Selling, general and administrative" expenses.
The integration of Iontas into Verint's business subsequent to the acquisition has made it impractical to quantify revenue and the impact on net income from Iontas for the fiscal years ended January 31, 2012 and 2011.
Other Business Combination
In December 2010, Verint acquired certain technology and other assets in a transaction that qualified as a business combination. Total consideration for this acquisition was less than $15.0 million. The impact of this acquisition was not material to the Company's consolidated financial statements. The fair value of the liability for contingent consideration related to this acquisition increased by $1.9 million during the fiscal year ended January 31, 2012, resulting in a corresponding charge recorded within “Selling, general and administrative” expenses for that fiscal period. The earned contingent consideration related to this acquisition was paid to the sellers during the fiscal year ended January 31, 2012, and the Company has no further contingent consideration obligations for this acquisition.
Unaudited Pro Forma Financial Information
The following table provides unaudited pro forma total revenue and net loss attributable to Comverse Technology, Inc. for the fiscal years ended January 31, 2012 and 2011, as if Vovici and GMT had been acquired on February 1, 2010. These unaudited pro forma results reflect certain adjustments related to these acquisitions, such as amortization expense on finite-lived intangible assets acquired from Vovici and GMT. The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2010, nor are they indicative of future operating results. The pro forma impact of the other business combinations discussed in this note were not material to the Company's historical consolidated operating results and is therefore not presented.

	Fiscal years end January 31,
	2012	2011
	(In thousands)
Total revenue	$1,615,755	$1,642,725
Net loss attribute to Comverse Technology Inc.	$(56,952)	$(138,656)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	GOODWILL
The changes in the carrying amount of goodwill in the Company's reportable segments for the fiscal years ended January 31, 2012, 2011 and 2010 are as follows:

	Comverse BSS	Comverse VAS	Verint	All Other (1)	Total
	(In thousands)
For the Year Ended January 31, 2010
Goodwill, gross, at January 31, 2009	$83,522	$65,625	$774,931	$169,582	$1,093,660
Accumulated impairment losses at January 31, 2009	—	—	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2009	83,522	65,625	774,931	13,127	937,205
Goodwill adjustments: (2)
ViewLinks	—	—	89	—	89
Effect of changes in foreign currencies and other	525	412	15,131	35	16,103
Goodwill, net, at January 31, 2010	$84,047	$66,037	$790,151	$13,162	$953,397
For the Year Ended January 31, 2011
Goodwill, gross, at January 31, 2010	$84,047	$66,037	$790,151	$169,617	$1,109,852
Accumulated impairment losses at January 31, 2010	—	—	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2010	84,047	66,037	790,151	13,162	953,397
Acquisition of Iontas Limited (2)	—	—	12,776	—	12,776
Effect of changes in foreign currencies and other	3	3	1,044	1	1,051
Goodwill, net, at January 31, 2011	$84,050	$66,040	$803,971	$13,163	$967,224
For the Year Ended January 31, 2012
Goodwill, gross, at January 31, 2011	$84,050	$66,040	$803,971	$169,618	$1,123,679
Accumulated impairment losses at January 31, 2011	—	—	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2011	84,050	66,040	803,971	13,163	967,224
Goodwill acquired:(2)
Vovici	—	—	41,736	—	41,736
GMT	—	—	23,141	—	23,141
Other	—	—	33,560	—	33,560
Effect of changes in foreign currencies and other	(95)	(74)	(5,324)	(8)	(5,501)
Goodwill, net, at January 31, 2012	$83,955	$65,966	$897,084	$13,155	$1,060,160
Balance at January 31, 2012
Goodwill, gross, at January 31, 2012	$83,955	$65,966	$897,084	$169,610	$1,216,615
Accumulated impairment losses at January 31, 2012	—	—	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2012	$83,955	$65,966	$897,084	$13,155	$1,060,160

(1)
The amount of goodwill in “All Other” is attributable to Starhome, Comverse MI and Netcentrex. The goodwill associated with Netcentrex was fully impaired during the fiscal year ended January 31, 2009 and prior fiscal years.

(2)
During the fiscal years ended January 31, 2012 , 2011 and 2010, goodwill related to certain acquisitions was adjusted due to earn-out payments or recoveries, tax adjustments and a lease abandonment settlement.

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. The Company performed its goodwill impairment tests for each of its reporting units as of November 1, 2011, 2010 and 2009.
During the fiscal year ended January 31, 2012, the Company identified circumstances that required goodwill to be tested

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

three times for impairment. Because the carrying value of the Company's previously defined Comverse reporting unit was negative as of February 1, 2011 and the existence of adverse qualitative factors indicated potential impairment, step two of the goodwill impairment test was performed as of such date. The Company determined that the fair value of the previously defined Comverse reporting unit exceeded its carrying value, and such goodwill impairment test did not result in an impairment charge for the three months ended April 30, 2011. In addition, as described in Note 1, the Company changed its reportable segments during the three months ended October 31, 2011 and, accordingly, allocated its goodwill to the new reportable segments on a relative fair value basis. Due to the change in reportable segments, the Company performed an interim goodwill impairment test as of October 31, 2011. Such goodwill impairment test did not result in an impairment charge during the three months ended October 31, 2011. The Company also identified circumstances that required the goodwill of its Comverse BSS, Comverse VAS, and Comverse MI reporting units to be tested for impairment after the November 1, 2011 annual impairment testing date. As a result, the Company performed an impairment test of its goodwill as of January 31, 2012 and determined that the fair value for its Comverse BSS, Comverse VAS, and Comverse MI reporting units exceeded the carrying value and goodwill was not impaired as of that date.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	INTANGIBLE ASSETS, NET
Acquired intangible assets as of January 31, 2012 and 2011 are as follows:

		January 31,
	Useful Life	2012	2011
		(In thousands)
Gross carrying amount:
Intangible assets with finite lives:
Acquired technology	2 to 7 years	$192,297	$164,796
Customer relationships	4 to 10 years	261,713	233,995
Trade names	3 to 10 years	16,224	12,952
Non-competition agreements	3 to 10 years	5,779	5,215
Distribution network	10 years	2,440	2,440
Backlog	3 years	843	—
Total intangible assets with finite lives		479,296	419,398
In-process research and development with indefinite lives		2,500	—
		481,796	419,398
Accumulated amortization:
Acquired technology		136,709	110,740
Customer relationships		119,948	95,753
Trade names		13,205	12,577
Non-competition agreements		3,656	2,760
Distribution network		1,352	1,108
Backlog		19	—
		274,889	222,938
Total		$206,907	$196,460
Acquired intangible assets, net by reportable segment as of January 31, 2012 and 2011 are as follows:

	January 31,
	2012	2011
	(In thousands)
Comverse BSS	$22,034	$39,389
Verint	184,873	157,071
Total	$206,907	$196,460

Amortization of intangible assets was $52.6 million, $49.1 million and $52.3 million for the fiscal years ended January 31, 2012, 2011 and 2010, respectively. In connection with its testing of goodwill, the Company also tested long-lived assets, including finite-lived intangible assets. The Company did not record an impairment charge related to finite-lived intangible assets for the fiscal years ended January 31, 2012 and 2011. The Company recorded non-cash, pre-tax impairment charges to finite-lived intangible assets of the Netcentrex reporting unit assets of $3.4 million for the fiscal year ended January 31, 2010, representing the remainder of the Netcentrex reporting unit’s intangible assets.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated future amortization expense on finite-lived acquisition-related intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

Fiscal Years Ending January 31,	(In thousands)
2013	$53,697
2014	37,291
2015	33,861
2016	32,148
2017	26,969
2018 and thereafter	20,441
$204,407

9.	OTHER ASSETS
Other assets as of January 31, 2012 and 2011 consist of:

	January 31,
	2012	2011
	(In thousands)
Severance pay fund (1)	$35,510	$44,674
Deposits	6,972	12,711
Deferred financing costs, net	14,060	9,725
Capitalized software costs, net of accumulated amortization of $59,840 and $56,294, respectively	5,846	6,787
Long-term tax receivable	18,810	18,898
Long-term restricted cash	9,753	8,406
Long-term indemnification asset	4,689	—
Other	5,815	6,663
	$101,455	$107,864

(1)	Represents deposits into insurance policies to fund severance liability (see Note 16, Other Long-Term Liabilities).
Capitalized Software Costs
Included in other assets are capitalized software costs, which represent costs incurred primarily to develop Verint’s commercial software products. The roll forward of net capitalized software costs is as follows:

	Fiscal Years Ended January 31,
	2012	2011
	(In thousands)
Capitalized software costs, net, beginning of year	$6,787	$8,530
Software costs capitalized during the year	3,399	2,527
Amortization of software costs	(4,135)	(4,236)
Effect of changes in foreign currencies and other	(205)	(34)
Capitalized software costs, net, end of year	$5,846	$6,787

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses as of January 31, 2012 and 2011 consist of:

	January 31,
	2012	2011
	(In thousands)
Accrued compensation and benefits	$124,335	$137,025
Accounts payable	102,836	105,220
Accrued legal, audit and professional fees	16,087	26,824
Accrued taxes-other than income taxes	46,573	51,229
Accrued commissions	21,324	29,520
Accrued outside services-contractors	13,140	13,354
Accrued workforce reduction and restructuring	3,672	5,813
Accrued travel and entertainment	5,450	4,532
Accrued contingent consideration	10,152	2,194
Other accrued expenses (1)	40,262	26,229
	$383,831	$401,940

(1)	Includes liabilities related to the Company’s 401(k) Plans.
Each of CTI, Comverse and Verint maintains a 401(k) plan for its full-time employees. These plans allow eligible employees to elect to contribute up to 60% of their annual compensation, subject to the prescribed maximum amount. The respective company matches employee contributions at a rate of 50%, limited to a maximum annual matched contribution of $2,000 per employee. Employee contributions are always fully vested. The respective company’s matching contributions for each year vest on the last day of the calendar year providing the employee remains employed with the respective company on that day. The Company’s matching contributions to the 401(k) plan amounted to $2.5 million for each of the fiscal years ended January 31, 2012, 2011 and 2010.

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
Comverse Initiatives
First Quarter 2010 Restructuring Initiative
During the first quarter of the fiscal year ended January 31, 2011, Comverse's management approved a restructuring plan to eliminate staff positions and close certain facilities in order to streamline Comverse's activities. The aggregate cost of the plan of $7.0 million was recorded during the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $6.0 million and $0.9 million, respectively, were paid during the fiscal year ended January 31, 2011. The remaining costs of $0.1 million were paid during the fiscal year ended January 31, 2012.
Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the second half of the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, Comverse implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse's

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. In relation to these restructuring plans, the Company recorded severance-related costs of $12.6 million and $11.6 million for the fiscal years ended January 31, 2012 and 2011, respectively, and facilities-related costs of $0.2 million for each such fiscal year. During the fiscal years ended January 31, 2012 and 2011, the Company paid severance-related costs of $12.4 million and $9.1 million, respectively, and facilities-related costs of $0.3 million and $0.1 million, respectively. The remaining costs of $2.5 million are expected to be paid by January 31, 2013. The Company substantially completed its implementation of the Phase II Business Transformation.  In the fiscal year ending January 31, 2013, the Company expects to continue to evaluate the implementation of certain measures of the Business Transformation.
Netcentrex 2010 Initiative
During the fiscal year ended January 31, 2011, management, as part of initiatives to improve focus on Comverse's core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the fiscal year ended January 31, 2012, Comverse began the second phase of its Netcentrex restructuring plan. In relation to these initiatives, the Company recorded severance-related costs of $7.6 million and $10.9 million for the fiscal years ended January 31, 2012 and 2011, respectively, and facilities-related costs of $0.1 million in the fiscal year ended January 31, 2012. During the fiscal years ended January 31, 2012 and 2011, the Company paid severance-related costs of $9.3 million and $8.0 million, respectively. The remaining costs of $1.2 million relating to the Netcentrex second phase are expected to be substantially paid by January 31, 2013. As part of its commitment to its customers, Netcentrex is providing, and is expected to continue to provide, maintenance, support and certain other services to address the ongoing needs of its existing customer base.
Comverse Pre 2010 Initiatives
During prior fiscal years, Comverse implemented a number of restructuring programs. These programs had various objectives, including changes to organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations through reductions in workforce, restructuring of operations, abandoning and closing certain facilities, innovations to enhance the quality of its product offerings to better meet its customers’ needs and improve delivery and service capabilities. The remaining costs related to these initiatives were paid during the fiscal year ended January 31, 2012.
Other Initiatives
During the fiscal years ended January 31, 2011 and 2010, there were various other insignificant initiatives that occurred at Verint and Starhome.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents a roll forward of the workforce reduction and restructuring activities noted above:

	Comverse Third Quarter 2010 Initiative (1)		Netcentrex 2010 Initiative		Comverse First Quarter 2010 Initiative		Pre 2010 initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Other Initiatives	Total
	(In thousands)
January 31, 2009	$—	$—	$—	$—	$—	$—	$1,746	$8,670	$541	$10,957
Charges	—	—	—	—	—	—	13,019	2,558	269	15,846
Change in assumptions	—	—	—	—	—	—	(32)	(273)	—	(305)
Translation adjustments	—	—	—				—	—	—	—
Paid or utilized	—	—	—	—	—	—	(14,034)	(6,468)	(694)	(21,196)
January 31, 2010	—	—	—	—	—	—	699	4,487	116	5,302
Charges	11,600	191	10,885	—	6,035	1,007	18	314	—	30,050
Change in assumptions	—	—	—	—	—	—	(120)	4	—	(116)
Translation adjustments	—	—	—	—	—	—	—	—	—	—
Paid or utilized	(9,138)	(105)	(7,975)	—	(6,029)	(913)	(370)	(4,776)	(116)	(29,422)
January 31, 2011	2,462	86	2,910	—	6	94	227	29	—	5,814
Charges	12,611	211	7,621	52	16	13	274	82	—	20,880
Change in assumptions	(140)	—	(12)	—	(3)	—	1	2	—	(152)
Translation adjustments	—	—	(7)	—	—	—	—	—	—	(7)
Paid or utilized	(12,447)	(289)	(9,334)	(52)	(19)	(107)	(502)	(113)	—	(22,863)
January 31, 2012	$2,486	$8	$1,178	$—	$—	$—	$—	$—	$—	$3,672

(1)	Includes charges attributable to the Phase II Business Transformation.

12.	DEBT
As of January 31, 2012 and 2011, debt is comprised of the following:

	January 31,
	2012	2011
	(In thousands)
Convertible debt obligations	$2,195	$2,195
Term loan - new credit agreement:
Gross loan	597,000	—
Unamortized debt discount on term loan	(2,685)	—
Other debt	3,064	6,000
Term loan - prior facility	—	583,234
Total debt	599,574	591,429
Less: current portion	8,423	8,195
Total long-term debt	$591,151	$583,234
Convertible Debt Obligations
As of January 31, 2012 and 2011, CTI had $2.2 million aggregate principal amount of outstanding Convertible Debt Obligations (the “Convertible Debt Obligations”). The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI's subsidiaries.
Each $1,000 principal amount of the Convertible Debt Obligations is convertible, at the option of the holder upon certain circumstances, into shares of CTI's common stock at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares per $1,000 principal amount of Existing Convertible Debt Obligations), subject to adjustment for certain events.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Convertible Debt Obligations are convertible upon the occurrence of certain events, including during any period, if following the date on which the credit rating assigned to the Convertible Debt Obligations by S&P is lower than “B-” or upon the withdrawal or suspension of the Convertible Debt Obligations rating at CTI's request. On August 19, 2010, S&P discontinued rating the Convertible Debt Obligations at which time they became convertible. Accordingly, the Convertible Debt Obligations are classified as current liabilities as of January 31, 2012 and 2011. The required redemption obligations in the succeeding five fiscal years are not significant to the Company.
Verint Credit Facilities
On May 25, 2007, Verint entered into a $675.0 million secured credit agreement (the "Prior Facility") with a group of banks to fund a portion of the acquisition of Witness Systems, Inc. ("Witness"). The Prior Facility comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit. The borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010.
On April 29, 2011, Verint entered into a credit agreement (the “New Credit Agreement”) with a group of lenders (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent for the Lenders (in such capacities, the “Agent”) and concurrently terminated the Prior Facility.
The New Credit Agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (the “Term Loan Facility”) and a $170.0 million revolving credit facility maturing in April 2016 (the “Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the New Credit Agreement. As of January 31, 2012, Verint had no outstanding borrowings under the Revolving Credit Facility.
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
Loans under the New Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint's election:

•
in the case of Eurodollar loans, the Adjusted London Interbank Offered (“LIBO”) Rate plus 3.25% (or if Verint's corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the New Credit Agreement), and

•
in the case of Base Rate loans, the Base Rate plus 2.25% (or if Verint's corporate ratings are at least BB- and Ba3 or better, 2.00%). The “Base Rate” is the greatest of (i) the Agent's prime rate, (ii) the Federal Funds Effective Rate (as defined in the New Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

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
During the fiscal year ended January 31, 2012, Verint incurred $0.5 million of fees to secure waivers of certain provisions of the New Credit Agreement which allowed it to structure the financing for one of its business combinations in a favorable manner, $0.2 million of which were deferred and will be amortized over the remaining term of the New Credit Agreement and $0.3 million of which were expensed as incurred.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 31, 2012, the interest rate on the Term Loan Facility was 4.50%. Including the impact of the 0.50% original issuance Term Loan Facility discount and the deferred debt issuance costs, the effective interest rate on Verint's Term Loan Facility was approximately 4.91% as of January 31, 2012.
Verint incurred interest expense on borrowings under its credit facilities of $28.1 million, $26.2 million and $22.6 million during the fiscal years ended January 31, 2012, 2011 and 2010, respectively. Verint also recorded $2.8 million, $2.8 million and $1.9 million during the fiscal years ended January 31, 2012, 2011 and 2010, respectively, for amortization of deferred debt issuance costs, which is reported within "Interest expense." Included in the deferred debt-related cost amortization for the fiscal years ended January 31, 2011 and 2010 were $0.3 million and $0.1 million, respectively, of additional amortization associated with unscheduled principal repayments in those fiscal years. During the fiscal year ended January 31, 2012, Verint also recorded $0.3 million for amortization of the original issuance term loan discount, which is reported within “Interest expense.”
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
Verint Systems' obligations under the New Credit Agreement are guaranteed by substantially all of Verint's domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes and are secured by security interests in substantially all assets of Verint and its guarantor subsidiaries, subject to certain exceptions. Verint's obligations under the New Credit Agreement are not guaranteed by CTI and are not secured by any of CTI's assets.
The New Credit Agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the New Credit Agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The New Credit Agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (each as defined in the New Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1 and, thereafter, of no greater than 4.50 to 1. The limitations imposed by the covenants are subject to certain exceptions. As of January 31, 2012, Verint was in compliance with such requirements.
The New Credit Agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the Lenders within certain periods after the end of each fiscal year and quarter.
The New Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay principal or interest under the New Credit Agreement when due, failure to comply with covenants, any representation or warranty made by Verint proving to be inaccurate in any material respect, defaults under certain other indebtedness of Verint or its subsidiaries, a Change of Control (as defined in the New Credit Agreement) of Verint, and certain insolvency or receivership events affecting Verint or its significant subsidiaries. Upon an event of default, all of Verint's indebtedness under the New Credit Agreement may be declared immediately due and payable, and the Lenders' commitments to provide loans under the New Credit Agreement may be terminated.
Other Verint Indebtedness
In connection with Verint's August 2, 2011 business combination, Verint assumed approximately $3.3 million of development bank and government debt in the Americas region. This debt is payable-in-periods through February 2017 and bears interest at varying rates. As of January 31, 2012, the majority of this debt bears interest at an annual rate of 7.00%. The carrying value of this debt was approximately $3.1 million as of January 31, 2012.
Comverse Ltd. Lines of Credit
As of January 31, 2011, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $10.0 million line of

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. In June 2011, the line of credit increased to $20.0 million with a corresponding increase in the cash balances that Comverse Ltd. is required to maintain with the bank to $20.0 million. As of January 31, 2012 and 2011, Comverse Ltd. had utilized $17.8 million and $4.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of January 31, 2011, Comverse Ltd. had an additional line of credit with a bank for $15.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2011, Comverse Ltd. had outstanding borrowings of $6.0 million under the line of credit which was repaid in full during the first quarter of the fiscal year ended January 31, 2012. In December 2011, the line of credit decreased to $8.0 million with a corresponding decrease in the cash balances that Comverse Ltd. is required to maintain with the bank to $8.0 million. As of January 31, 2012 and 2011, Comverse Ltd. had utilized $3.3 million and $7.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.'s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” within the consolidated balance sheets as of January 31, 2012 and 2011.
Debt maturities
The Company’s debt maturities are as follows:

Fiscal years ending January 31:
(In thousands)
2013	$8,423
2014	6,624
2015	6,735
2016	6,706
2017	6,771
2018 and thereafter	567,000
$602,259

13.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the fiscal years ended January 31, 2012, 2011 and 2010, including interest rate risk associated with Verint’s Prior Facility and foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse, Verint and Starhome subsidiaries. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.
Forward Contracts
During the fiscal years ended January 31, 2012, 2011 and 2010, Comverse entered into a series of short-term foreign currency forward contracts and short-term participating foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekels (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the consolidated statements of equity. Such amounts are reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the consolidated statements of operations. The Comverse derivatives outstanding as of January 31, 2012 are short-term in nature and are due to

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contractually settle within the next twelve months.
During the fiscal years ended January 31, 2012, 2011 and 2010, Verint entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates primarily relating to compensation and related expenses denominated in currencies other than USD, primarily the NIS and Canadian dollar. Verint also periodically utilizes foreign currency forward contracts to manage exposure resulting from forecasted customer collections to be remitted in currencies other than applicable functional currency. Verint’s joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in USD. Certain of these foreign currency forward contracts were not designated as hedging instruments under the FASB’s guidance, and therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the consolidated statements of operations. Changes in the fair value of effective forward contracts qualifying for cash flow hedge accounting under the FASB’s guidance are recorded as part of other comprehensive income (loss) in the consolidated statements of equity. Such amounts are reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the consolidated statements of operations. The Verint derivatives outstanding as of January 31, 2012 are short-term in nature and generally have maturities of no longer than twelve months although occasionally Verint will execute a contract that extends beyond twelve months depending upon the nature of underlying risk.
During the fiscal years ended January 31, 2012, 2011 and 2010, Starhome entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates mainly relating to payroll costs denominated in the NIS. Certain of these foreign currency forward contracts were not designated as hedging instruments, and therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the consolidated statements of operations. Changes in fair value of effective forward contracts qualifying for cash flow hedge accounting are recorded in other comprehensive income (loss) in the consolidated statements of equity. Such amounts are reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the consolidated statements of operations. The Starhome derivatives outstanding as of January 31, 2012 are short-term in nature and are due to contractually settle within the next twelve months.
Interest Rate Swap Agreement
On May 25, 2007, concurrently with entry into its Prior Facility, Verint executed a pay-fixed/receive-variable interest rate swap agreement with a multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the term loan under the Prior Facility. The original term of the interest rate swap agreement extended through May 2011. On July 30, 2010, Verint terminated the interest rate swap agreement in exchange for a payment of $21.7 million to the counterparty. Verint recorded a $3.1 million loss on the interest rate swap for the fiscal year ended January 31, 2011. The interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value were therefore reported in “Other (expense) income, net” in the consolidated statements of operations.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables as of the fiscal years ended January 31, 2012 and 2011 summarize the Company’s derivative positions and their respective fair value:

	January 31, 2012
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives not designated as hedging instruments
Short-term foreign currency forward	$8,976	Prepaid expenses and other current assets	$188
Derivatives designated as hedging instruments
Short-term foreign currency forward	100,219	Prepaid expenses and other current assets	1,216
Total assets			$1,404
Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	14,510	Other current liabilities	$303
Derivatives designated as hedging instruments
Short-term foreign currency forward	16,907	Other current liabilities	227
Total liabilities			$530

	January 31, 2011
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
		(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$22,390	Prepaid expenses and other current assets	$957
Total assets			$957
Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	33,341	Other current liabilities	$1,530
Derivatives designated as hedging instruments
Short-term foreign currency forward	21,250	Other current liabilities	396
Total liabilities			$1,926

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the Company’s classification of gains and losses on derivative instruments for the fiscal years ended January 31, 2012, 2011, and 2010:

	Fiscal Year Ended January 31, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income (Loss) into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(611)
Derivatives designated as hedging instruments
Foreign currency forward	1,930	2,016	—
Total	$1,930	$2,016	$(611)

	Fiscal Year Ended January 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income (Loss) into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(2,283)
Interest rate swap	—	—	(3,102)
Derivatives designated as hedging instruments
Foreign currency forward	2,581	2,677	—
Total	$2,581	$2,677	$(5,385)

	Fiscal Year Ended January 31, 2010
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income (Loss) into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(21)
Interest rate swap	—	—	(13,591)
Derivatives designated as hedging instruments
Foreign currency forward	9,468	5,655	—
Total	$9,468	$5,655	$(13,612)
 ____________

(1)	Amounts reclassified from accumulated other comprehensive income (loss) into the statement of operations are classified as operating expenses.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of other comprehensive income (loss) related to cash flow hedges are as follows:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of year	$748	$785	$(3,028)
Unrealized gains on cash flow hedges	2,444	2,412	9,470
Reclassification adjustment for gains included in net loss	(2,016)	(2,677)	(5,655)
Changes in accumulated OCI on cash flow hedges, before tax	428	(265)	3,815
Other comprehensive (income) loss attributable to noncontrolling interest	(514)	169	(2)
Deferred income tax (provision) benefit	(148)	59	—
Changes in accumulated OCI on cash flow hedges, net of tax	(234)	(37)	3,813
Accumulated OCI related to cash flow hedges, end of year	$514	$748	$785

14.	FAIR VALUE MEASUREMENTS
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
Commercial paper. The Company uses quoted prices for similar assets and liabilities.
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
Contingent Consideration. The Company values contingent consideration using an estimated probability-adjusted discounted cash flow model. The fair value measurements are based on significant inputs not observable in the market. The key assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. The fair value of contingent consideration is re-measured at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the probability of achieving the performance target, are recorded in earnings.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of January 31, 2012 and 2011:
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2012

	January 31, 2012
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,383	$—	$9,383
Money market funds (1)	207,950	—	—	207,950
Auction rate securities	—	—	272	272
Derivative assets	—	1,404	—	1,404
	$207,950	$10,787	$272	$219,009
Financial Liabilities:
Derivative liabilities	$—	$530	$—	$530
Contingent consideration liability for business combination	—	—	38,646	38,646
	$—	$530	$38,646	$39,176
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2011

	January 31, 2011
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,375	$—	$9,375
Money market funds (1)	186,414	—	—	186,414
Auction rate securities	—	—	72,441	72,441
Derivative assets	—	957	—	957
	$186,414	$10,332	$72,441	$269,187
Financial Liabilities:
Derivative liabilities	$—	$1,926	$—	$1,926
Contingent consideration liability for business combination	—	—	3,686	3,686
	$—	$1,926	$3,686	$5,612

(1)
As of January 31, 2012, $215.2 million of commercial paper and money market funds were classified in “Cash and cash equivalents” and $2.1 million of money market funds were classified in “Restricted cash and bank time deposits” within the consolidated balance sheets. As of January 31, 2011, $162.4 million of commercial paper and money market funds were classified in “Cash and cash equivalents” and $33.4 million of money market funds were classified in “Restricted cash and bank time deposits” within the consolidated balance sheets.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table is a summary of changes in the fair value of the level 3 financial assets and liabilities during the fiscal years ended January 31, 2012 and 2011:

	Level Three Financial Assets and Liabilities
	Fiscal Years Ended January 31,
	2012		2011
	Asset	Liability	Asset	Liability
	(In thousands)
Beginning balance	$72,441	$3,686	$114,650	$—
Sales	(49,150)	—	(56,320)	—
Redemptions	(25,800)	—	(900)	—
Change in realized and unrealized gains included in other income (expense), net	24,412	—	23,810	—
Change in unrealized (losses) gains and reclassification adjustments net of tax included in other comprehensive income	(21,631)	—	(8,392)	—
Impairment charges	—	—	(407)	—
Contingent consideration liability recorded for business combination	—	42,404	—	3,424
Payments of contingent consideration	—	(4,107)	—	—
Change in fair value recorded in operating expenses	—	(3,337)	—	262
Ending balance	$272	$38,646	$72,441	$3,686

The Company did not recognize any transfers between levels of fair value measurement hierarchy during the fiscal years ended January 31, 2012 and 2011.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company measures non-financial assets, including goodwill, intangible assets and property and equipment, at fair value when there is an indication of impairment. These assets are recorded at fair value only when an impairment charge is recognized. The Company also elected not to apply the fair value option for non-financial assets and non-financial liabilities. For further details regarding impairment reviews see Note 1, Organization, Business and Summary of Significant Accounting Policies.
The following table presents the fair value of financial instruments which are carried at cost in the consolidated balance sheets as of January 31, 2012 and 2011:

	Fiscal Years Ended January 31,
	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Liabilities:
Term loan	$594,315	$597,000	$583,234	$586,200
Other debt	3,064	3,064	6,000	6,000
Convertible debt obligations	2,195	769	2,195	801

The carrying amounts of cash and cash equivalents, restricted cash and bank time deposits, accounts receivable and accounts payable are reasonable estimates of their fair value.
As of January 31, 2012, the carrying amount of the term loan under Verint's New Credit Agreement was $594.3 million and the estimated fair value was $597.0 million. As of January 31, 2011, the carrying amount of the term loan under the Prior

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Facility was $583.2 million and the estimated fair value was $586.2 million. The estimated fair values are based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of Verint's term loan.
In connection with Verint's August 2, 2011 business combination, the Company assumed approximately $3.3 million of development bank and government debt in the Americas region. The carrying value of this debt was approximately 3.1 million at January 31, 2012, which approximates its fair value.
As of January 31, 2011, the fair value of the Comverse Ltd.’s borrowings under its line of credit was estimated to be equal to the principal amount outstanding.
The carrying amount of Convertible Debt Obligations reported in the consolidated balance sheet as of January 31, 2012 and 2011 was $2.2 million. The Company has determined their fair value as of January 31, 2012 and 2011, to be $0.8 million.

15.	LEASES
The Company leases office and warehouse space, as well as certain equipment and vehicles, under non-cancelable operating leases. Gross rent expense was $39.7 million, $44.7 million and $49.5 million in the fiscal years ended January 31, 2012, 2011 and 2010, respectively. Sublease income was $2.7 million, $4.6 million and $4.4 million in the fiscal years ended January 31, 2012, 2011 and 2010, respectively.
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
In November 2011, Verint executed a lease agreement for a new facility in Alpharetta, Georgia. This new facility will be occupied in connection with the expiration of Verint's existing facility lease in Roswell, Georgia at the end of November 2012, and will also include the consolidation of the Atlanta, Georgia office of GMT, which Verint acquired in October 2011. The lease term extends through September 2026. The aggregate minimum lease commitment over the term of this new lease, excluding operating expenses, is approximately $36.1 million.
The Company has entered into various sublease agreements to lease excess space. As of January 31, 2012, the minimum annual rent obligations (excluding taxes, maintenance and other pass-throughs), sublease income to be received under non-cancelable subleases, and minimum net rentals of the Company are as follows for the fiscal years ending January 31:

(In thousands)	Minimum Lease Commitments	Noncancellable Subleases	Minimum Net Rentals
2013	$34,476	$(2,687)	$31,789
2014	24,883	(2,387)	22,496
2015	20,123	(2,363)	17,760
2016	14,704	(688)	14,016
2017	9,870	(553)	9,317
2018 and thereafter	36,803	(46)	36,757
	$140,859	$(8,724)	$132,135

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities as of January 31, 2012 and 2011 consist of the following:

	January 31,
	2012	2011
	(In thousands)
Liability for severance pay	$51,197	$61,910
Tax contingencies	125,687	151,937
Contingent consideration	28,494	1,491
Other long-term liabilities	8,813	13,991
	$214,191	$229,329
Severance
Under Israeli law, the Company is obligated to make severance payments to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross severance liability as of January 31, 2012 and 2011 was $51.2 million and $61.9 million, respectively. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” as severance pay fund in the amounts of $35.5 million and $44.7 million as of January 31, 2012 and 2011, respectively (see Note 9, Other Assets).

17.	RESEARCH AND DEVELOPMENT ARRANGEMENTS
A portion of the Company’s research and development operations are located in Israel, where certain of the Company’s subsidiaries derive benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities in Israel. Certain of the Company’s research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) under which the funding organization reimburses a portion of the Company’s research and development expenditures under approved project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacture OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay increased royalties or a redemption fee calculated according to the applicable regulations.
The Company’s gross research and development expenses for the fiscal years ended January 31, 2012, 2011 and 2010 were $219.9 million, $260.1 million and $273.4 million, respectively. Amounts reimbursable by the OCS and others for the fiscal years ended January 31, 2012, 2011 and 2010, were $6.2 million, $7.0 million and $6.2 million, respectively, which were recorded as a reduction to gross research and development expenses within “Research and development, net.”

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.	STOCK-BASED COMPENSATION
Stock-based compensation expense associated with awards made by CTI and its subsidiaries is included in the Company’s consolidated statements of operations as follows:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(In thousands)
Stock options:
Product costs	$138	$796	$928
Service costs	342	2,499	3,591
Selling, general and administrative	2,915	14,709	14,306
Research and development, net	539	4,410	5,579
	3,934	22,414	24,404
Restricted/Deferred stock awards:
Product costs	760	850	759
Service costs	2,601	2,350	1,510
Selling, general and administrative	26,820	28,555	27,358
Research and development, net	2,918	3,229	3,634
	33,099	34,984	33,261
Total	$37,033	$57,398	$57,665
Consolidated stock-based compensation expense consists of expense recognized for awards related to separate CTI, Verint and Starhome stock incentive plans. The following table presents the Company’s stock-based compensation expense included in the consolidated statements of operations based on the underlying subsidiary plans for the fiscal years ended January 31, 2012, 2011 and 2010:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(In thousands)
Stock options:
CTI (1)	$302	$16	$2,610
Verint (2)	3,256	21,237	20,320
Starhome	376	1,161	1,474
	3,934	22,414	24,404
Restricted/Deferred stock awards:
CTI (1)	8,444	9,402	9,344
Verint (2)	24,655	25,582	23,917
	33,099	34,984	33,261
Total	$37,033	$57,398	$57,665

(1)
Stock options to purchase CTI’s common stock, deferred stock unit awards and restricted stock unit awards were awarded to employees and directors of CTI’s subsidiaries, including employees of Verint and Starhome. Accordingly, the related stock-based compensation expense has been recognized in the respective subsidiary statements of operations.

(2)
Verint’s stock-based compensation expense consists of stock options to purchase Verint common stock, Verint phantom stock units, Verint stock bonus program and Verint restricted stock awards and restricted stock units.

Net excess tax benefits resulting from Verint's stock incentive plans were $0.7 million for the fiscal year ended January 31, 2012. No excess tax benefits were recognized by Verint for the fiscal years ended January 31, 2011 and 2010.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a discussion of the material stock-based compensation plans of the Company.
CTI Plans
Overview of CTI’s Stock Incentive Plans
CTI granted stock options, deferred stock unit (“DSUs”) awards and restricted stock unit ("RSUs") awards under its various stock incentive plans during the fiscal years ended January 31, 2012, 2011 and 2010. The plans generally permit the issuance of incentive and non-qualified stock options, DSU awards, RSU awards, restricted stock and stock appreciation rights (“SARs”) to employees, officers and directors of CTI and its subsidiaries and terminate in ten years. Termination of a plan does not affect awards outstanding under such plan. These plans generally provide that unexercised options expire within 90 days of termination of service from the Company. Under CTI's 2011 Stock Incentive Compensation plan (or the 2011 plan) stock options may be granted with an exercise price of not less than the fair market value of the underlying shares. Under CTI's other plans (i) stock options which are designated as “incentive stock options” may be granted with an exercise price of not less than the fair market value of the underlying shares on the date of grant and are subject to certain limitations specified in Section 422 of the Internal Revenue Code and (ii) stock options that are not intended to qualify as incentive stock options may be granted at a price below fair market value. The stock options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. Stock options, DSUs and RSUs generally vest over a three or four-year period from the date of grant with the right to exercise up to a maximum term of ten years for all stock options granted. The stock-based compensation expense is recognized on a straight-line basis over the life of vesting period, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock and issuance in settlement of DSU and RSU awards, or issuance of shares under the stock incentive plans, CTI issues authorized but unissued common stock.
1996 Stock Option Plan
CTI’s 1996 Stock Option Plan provided that stock options that qualify as incentive stock options under Section 422A of the Internal Revenue Code may be granted to key employees and non-qualifying options may be granted to other employees, independent contractors or directors of the Company. The plan authorized up to 3 million shares of CTI’s common stock to be granted. The plan provided that for qualified awards the exercise price was based on fair value of CTI’s common stock at the date of the grant, except for the individuals who hold 10% or more interest in CTI, for whom the exercise price should not be less than 110% of the share price. The plan also provided that for non-qualified awards, the exercise price was not to be lower than $0.10 per share. Due to the lapse of ten years from the date of approval, no awards may be granted by CTI under the plan.
Boston Technology, Inc. 1996 Stock Option Plan
The plan authorized the granting of awards in the form of stock options, both qualified and non-qualified, CTI’s common stock in the form of DSUs, restricted and unrestricted stock awards and SARs. The plan authorized up to 5.85 million shares or options to purchase shares of CTI’s common stock to be granted. The plan provided that for qualified stock option awards, the exercise price be based on the fair value of CTI’s common stock at the date of the grant, except for the individuals who hold more than a 10% interest in CTI, for whom the exercise price should not be less than 110% of the share price. Due to the lapse of ten years from the date of approval, no awards may be granted by CTI under the plan.
1997 and 1999 Stock Incentive Compensation Plans
CTI’s 1997 and 1999 Stock Incentive Compensation Plans, authorized the granting of awards in the form of stock options, both qualified and non-qualified, as well as CTI’s common stock in the form of DSU and restricted stock awards. Additionally, the plan provided that SARs may be issued to any officer or other key employee of the Company. The plans authorized up to 7.5 million and 7.0 million shares or options, respectively, to purchase shares of CTI’s common stock to be granted. The plans provided that for qualified awards the exercise price be based on the fair value of CTI’s common stock at the date of the grant, except for the individuals who hold 10% or more interest in CTI, for whom the exercise price should not be less than 110% of the share price. The plans also provided that the exercise price for the non-qualified awards in the form of stock options may be less than the fair market value of CTI’s common stock at the date of the grant as determined by the compensation committee. Due to the lapse of ten years from the dates of approval, no awards may be granted by CTI under these plans.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2000, 2001, 2004 and 2005 Stock Incentive Compensation Plans
CTI’s 2000 and 2001 Stock Incentive Compensation Plan authorized, and the 2004 and 2005 Stock Incentive Compensation Plans authorize the granting of awards in the form of stock options, both qualified and non-qualified, as well as CTI’s common stock in the form of DSUs and restricted stock awards. Additionally, under the plans, SARs may be issued to any officer or other key employee of the Company. The 2000 and 2001 plans authorized up to 9.0 million and 9.7 million and the 2004 and 2005 plans authorize up to 2.5 million and 6.0 million shares or options to purchase shares of CTI’s common stock to be granted, respectively. The plans have a maximum term of ten years. The 2000 and 2001 plans terminated in September 2010 and June 2011, respectively, and, as such, no additional awards may be granted by CTI under such plans. The 2004 and 2005 plans are scheduled to terminate in June 2014 and 2015, respectively. The plans provide that for qualified awards the exercise price be based on the fair value of CTI’s common stock at the date of the grant, except for the individuals who hold a 10% or more interest in CTI, for whom the exercise price should not be less than 110% of the share price. The plans also provide that the exercise price for the non-qualified awards in the form of stock options may be less than the fair market value of CTI’s common stock at the date of the grant, as determined by the compensation committee of CTI’s Board of Directors, provided that the discount is expressly granted in lieu of a reasonable amount of salary or bonus and the discount shall not exceed 15% of the fair market value of CTI’s common stock at the date of the grant.
2011 Stock Inventive Compensation Plan
In September 2011, CTI's Board approved the 2011 plan and such plan was approved by CTI's shareholders at the annual shareholder meeting held on November 16, 2011.
The 2011 plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation awards. A total of 22,000,000 shares of CTI's common stock are reserved for issuance under the 2011 plan. The plan is scheduled to terminate in September 2021. Options will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option, either incentive stock option or nonqualified stock options may not be less than the fair market value of underlying shares on the date of grant, except for individuals who hold a 10% or more interest in CTI, for whom the exercise price may not be less than 110% of the share price. The term of each option may not exceed ten years (or, in the case of an incentive stock option granted to a 10% shareholder, five years). The maximum number of shares with respect to which any options may be granted to any grantee in any consecutive twelve (12) month period shall be 3,000,000 shares. In addition, the maximum number of shares with respect to which any stock appreciation rights may be granted to any grantee in any consecutive twelve (12) month period shall be 3,000,000 Shares. The maximum amount of compensation under an award that is intended to constitute “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code (“Performance-Based Compensation Awards”) (other than options and stock appreciation rights) granted to any grantee in any consecutive twelve (12) month period shall be 1,500,000 shares and the maximum amount of Performance-Based Compensation Awards granted to any grantee in any consecutive twelve (12) month period shall be $10,000,000 if such Performance-Based Compensation Awards are denominated in cash rather than shares.
CTI intends to grant future equity awards solely under the 2011 plan. As of January 31, 2012, 21,909,870 shares of CTI common stock were available for issuance under such plan.
CTI's Restricted Period
As a result of the delinquency in the filing of periodic reports under the Exchange Act since April 2006, CTI had been ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including equity securities issuable upon exercise of stock options by employees. Consequently, to ensure that it did not violate the federal securities laws, CTI prohibited the exercise of vested stock options from April 2006, until such time, as it was determined that CTI has filed all periodic reports required in a 12-month period and had an effective registration statement on Form S-8 on file with the SEC. This period is referred to as the “restricted period.” In October 2011, CTI resumed option exercises.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

modifications of the original awards on the date the restricted period commenced. Certain individuals who received additional time to exercise were terminated employees at the time of the modification. Their modifications were accounted for using the liability method of accounting. This is referred to as the “April 2006 Modification.”
July 2006 Modification
Consistent with its commitment to employees and upon approval by its board of directors, CTI voluntarily compensated, in cash, current employees holding in-the-money options whose original 10-year terms expired during the restricted period, resulting in a modification charge. For the fiscal years ended January 31, 2012, 2011 and 2010, changes in fair value of these awards increased (decreased) the Company’s liability and compensation expense by $1.0 thousand, $(0.5) million and $0.2 million, respectively. CTI made de minimus cash payments for expired stock options during the fiscal years ended January 31, 2012, 2011 and 2010, respectively. This is referred to as the “July 2006 Modification.”
Liability Awards
Primarily as a result of the aforementioned decision made during the restricted period to cash settle expired CTI options held by current employees and the modification of certain CTI awards held by employees terminated before the April 2006 Modification, but who could still exercise their awards as of the April 2006 Modification, such awards were accounted for under the liability method of accounting. Under the liability method, CTI measures the award at each balance sheet date based on its estimated fair value. Compensation expense for each period thereafter is based on the change in fair value of the award. As of January 31, 2012, the Company did not have a liability related to these awards because all remaining obligations expired during the fourth quarter of the fiscal year ended January 31, 2012. As of January 31, 2011, the Company had a liability related to these awards of $0.3 million. Related stock-based compensation expense for the fiscal years ended January 31, 2012, 2011 and 2010, includes (credits) expense of $1.0 thousand, $(0.5) million and $0.2 million, respectively.
Restricted Awards and Stock Options
CTI grants restricted stock, DSU awards and RSU awards subject to vesting provisions (collectively, “Restricted Awards”) to certain key employees and directors. For the fiscal years ended January 31, 2012, 2011 and 2010, CTI granted Restricted Awards valued at $10.6 million, $14.4 million and $7.8 million, respectively, based on the fair market value of CTI’s common stock on the date of grant. CTI’s stock-based compensation associated with Restricted Awards, net of credits for forfeitures, for the fiscal years ended January 31, 2012, 2011 and 2010 was $8.4 million, $9.4 million and $9.3 million, respectively, and was primarily included in “Selling, general and administrative” expenses in the consolidated statements of operations.
In addition to the Restricted Awards above, CTI granted DSU awards covering an aggregate 246,200 shares of common stock with vesting and delivery conditioned upon the achievement of certain performance criteria (“Performance Awards”) in the fiscal year ended January 31, 2010. These Performance Awards were valued at $1.7 million based on the fair market value of CTI’s common stock on the date of grant. However, CTI later determined that the performance criteria were unlikely to be achieved, and no stock-based compensation expense was recorded for these awards. During the fiscal quarter ended April 30, 2010, it was determined that the performance criteria were not achieved and, accordingly, the Performance Awards were forfeited.
As of January 31, 2012, 2,705,842 stock options to purchase CTI’s common stock and 1,917,010 restricted awards were outstanding and 24,207,542 shares were available for future grant under CTI’s Stock Incentive Compensation Plans. The following table summarizes exercisable options and vested Restricted Awards:

	Stock Options Exercisable			Restricted Awards Vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Shares/ Units	Weighted Average Grant Date Fair Value
January 31, 2012	2,573,508	$18.37	3.2	1,240,481	$8.07
January 31, 2011	10,738,923	$17.42	3.2	740,381	$11.83
January 31, 2010	12,004,593	$18.25	3.7	594,361	$14.77

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the combined activity of all the CTI stock incentive plans for the fiscal years ended January 31, 2012, 2011 and 2010:

		Outstanding Options		Nonvested Restricted/Deferred Stock
	Shares Available for Grant	Shares (1)	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Balance, January 31, 2009	9,961,202	12,898,673	$18.12	1,364,447	$15.81
Plan shares expired	(1,828,505)	—	$—	—	$—
Options granted	(903,300)	903,300	$7.12	—	$—
Options expired	—	(864,541)	$16.06	—	$—
Options forfeited	85,339	(85,339)	$13.07	—	$—
Deferred shares granted	(1,366,200)	—	$—	1,366,200	$6.92
Restricted/deferred shares vested (2)	—	—	$—	(594,361)	$14.77
Restricted/deferred shares forfeited	301,829	—	$—	(301,829)	$12.83
Balance, January 31, 2010	6,250,365	12,852,093	$17.52	1,834,457	$10.01
Plan shares expired	(1,300,937)	—	$—	—	$—
Options granted	—	—	$—	—	$—
Options expired	—	(1,378,687)	$22.24	—	$—
Options cancelled (3)	143,500	(143,500)	$22.11	—	$—
Options forfeited	191,915	(191,915)	$7.16	—	$—
Deferred shares granted	(1,700,771)	—	$—	1,700,771	$8.47
Restricted/deferred shares vested (2)	—	—	$—	(740,381)	$11.83
Restricted/deferred shares forfeited	642,030	—	$—	(642,030)	$8.46
Balance, January 31, 2011	4,226,102	11,137,991	$17.05	2,152,817	$8.63
2011 stock incentive compensation plan	22,000,000	—	$—	—	$—
Plan shares expired	(2,239,733)	—	$—	—	$—
Options granted	—	—	$—	—	$—
Options expired	1,121,440	(7,950,442)	$17.46	—	$—
Options cancelled	—	—	$—	—	$—
Options forfeited	104,407	(104,407)	$8.00	—	$—
Options exercised	—	(377,300)	$5.60	—	$—
Deferred shares granted	(1,450,246)	—	$—	1,450,246	$7.32
Restricted/deferred shares vested (2)	—	—	$—	(1,240,481)	$8.07
Restricted/deferred shares forfeited	445,572	—	$—	(445,572)	$8.01
Balance, January 31, 2012 (4)(5)	24,207,542	2,705,842	$17.81	1,917,010	$7.54

(1)	The fair value of vested stock options was $0.4 million, $0.6 million and $2.3 million during the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

(2)	The total fair value of vested Restricted Awards during the fiscal years ended January 31, 2012, 2011 and 2010 was $10.0 million, $8.8 million and $8.8 million, respectively.

(3)
As part of settlement agreements of the consolidated shareholder derivative action and another separate litigation matter, 143,500 vested stock options held by former directors and a former employee were canceled in June 2010.

(4)
The outstanding stock options as of January 31, 2012 include 135,334 nonvested stock options with a weighted-average grant date fair value of $2.34, an expected term of 4 years and a total fair value of $0.3 million. The unrecognized compensation expense related to the remaining nonvested stock options was $0.1 million which is expected to be recognized over a weighted-average period of 0.33 years. The cash received from the exercise of CTI stock options was $2.1 million during the fiscal year ended January 31, 2012.

(5)	As of January 31, 2012, the unrecognized compensation expense related to nonvested Restricted Awards was $9.6 million which is expected to be recognized over a weighted-average period of 1.75 years.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about CTI’s stock options for the fiscal year ended January 31, 2012:

	Fiscal Year Ended January 31, 2012
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$00.01 - $05.60	164,163	1.88	$5.60	164,163	$5.60	1.88
$05.61 - $10.52	530,491	5.74	$7.30	398,157	$7.39	5.21
$10.53 - $20.62	526,614	1.92	$16.70	526,614	$16.70	1.92
$20.63 - $23.69	674,239	2.86	$22.40	674,239	$22.40	2.86
$23.70 - $46.50	810,335	3.69	$24.08	810,335	$24.08	3.69
	2,705,842			2,573,508
As of January 31, 2012, the aggregate intrinsic value was $0.1 million for both outstanding and exercisable stock options.
Fair Value Assumptions
CTI estimated the fair value of stock options on the date of grant or modification utilizing the Black-Scholes option valuation model. Assumptions for all grants and significant modifications are detailed below.
The fair value assumptions for the July 2006 Modification for the period July 2006 through January 31, 2012 were as follows:

	Minimum	Maximum
Risk-Free Rate	0.15%	5.18%
Volatility	25.64%	67.3%
Expected Term (years)	0.03	4.39
Market Value	$6.32	$22.68
The fair value assumptions for stock options granted during the fiscal year ended January 31, 2010 which had a weighted-average grant date fair value of $2.34 were as follows:

Risk-Free Rate	1.98%
Volatility	38.77%
Expected Term (years)	3.99
Market Value	$7.12
During the fiscal year ended January 31, 2012, CTI granted DSU and RSU awards covering an aggregate of 1,450,246 shares of CTI's common stock to directors and certain executive officers and key employees.
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
Verint Plans
Overview of Verint’s Stock Incentive Plans
Verint, a consolidated subsidiary of CTI, whose common stock is publicly-traded, granted stock options and restricted stock under its various stock incentive plans. On August 4, 2011, Verint assumed a stock plan in connection with the acquisition

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of Vovici, which plan will continue in effect through July 2020.
The plans generally permit the issuance of awards of deferred stock, Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”), incentive and non-qualified stock options, performance awards, performance compensation awards or other awards and SARs to employees and directors of Verint and its subsidiaries and affiliates. Awards granted under the plans are generally subject to multi-year vesting periods and generally expire 10 years or less after the date of grant. Verint recognizes compensation expense for awards on a straight-line basis over the life of the vesting period, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock, or issuance of shares under the plans, Verint will generally issue new shares of Verint Systems’ common stock, but occasionally may issue treasury shares.
As of January 31, 2012, 2,564,312 stock options to purchase shares of Verint Systems’ common stock were outstanding and 2,110,090 shares were available for future grants under Verint’s stock incentive plans.
Restricted Awards
Verint grants stock awards under its plans in the form of RSAs and RSUs. The fair value of these awards is equivalent to the market values of Verint Systems’ common stock on the grant date. The principal difference between these instruments is that RSUs are not shares of Verint Systems’ common stock and do not have any of the rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of Verint Systems’ common stock. Both RSAs and RSUs are subject to certain restrictions and forfeiture provisions prior to vesting.
The unrecognized compensation expense related to unvested RSUs expected to vest as of January 31, 2012 was approximately $20.2 million with remaining weighted average vesting periods of approximately 1.3 years, over which such expense is expected to be recognized. The total fair value of restricted stock awards and units vested during the fiscal years ended January 31, 2012, 2011 and 2010 is $21.0 million, $43.5 million and $3.5 million, respectively.
The following table summarizes Verint’s exercisable options and vested restricted awards:

	Stock Options Exercisable			Restricted Awards Vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Shares/Units	Weighted Average Grant Date Fair Value
January 31, 2012	1,082,660	$31.03	2.6	1,336,221	$15.72
January 31, 2011	1,764,380	27.33	2.7	2,502,960	17.39
January 31, 2010	4,498,900	23.24	2.2	115,560	29.93

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the combined activity of certain of the Verint stock incentive plans for the fiscal years ended January 31, 2012, 2011 and 2010:

		Outstanding Options		Nonvested Restricted Awards
	Shares Available for Grant	Shares (5)	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Balance, January 31, 2009	4,372,927	5,225,246	$22.36	1,830,966	$24.48
Options expired	464,025	(464,025)	14.23	—	—
Options forfeited	30,102	(30,102)	21.69	—	—
Restricted awards granted	(492,167)	—	—	492,167	4.43
Restricted awards vested (1)	—	—	—	(115,560)	29.93
Restricted awards forfeited	86,663	—	—	(86,663)	24.03
Plan shares expired	(3,985,663)	—	—	—	—
Balance, January 31, 2010	475,887	4,731,119	23.16	2,120,910	19.57
Additional shares authorized	4,000,000	—	—	—	—
Options expired	796,417	(796,417)	25.56	—	—
Options forfeited	3,268	(3,268)	23.94	—	—
Options exercised	—	(2,164,503)	18.88	—	—
Restricted awards granted	(2,393,828)	—	—	2,393,828	15.90
Restricted awards vested (1)	—	—	—	(2,502,960)	17.39
Restricted awards forfeited	75,505	—	—	(75,505)	13.23
Plan shares expired	(309,798)	—	—	—	—
Balance, January 31, 2011	2,647,451	1,766,931	27.33	1,936,273	18.09
Additional shares authorized	317,350	—	—	—	—
Options granted (2)	(42,155)	42,155	9.28	—	—
Options expired	72,074	(72,074)	28.07	—	—
Options forfeited	—	—	—	—	—
Options exercised	—	(622,669)	20.51	—	—
Restricted awards granted	(901,885)	—	—	901,885	34.84
Restricted awards vested (1)	—	—	—	(1,336,221)	15.72
Restricted awards forfeited	51,968	—	—	(51,968)	28.85
Plan shares expired	(34,713)	—	—	—	—
Balance, January 31, 2012 (3)(4)	2,110,090	1,114,343	$30.40	1,449,969	$30.25

(1)	The total fair value of restricted shares vested during the fiscal years ended January 31, 2012, 2011 and 2010 was $21.0 million, $43.5 million and $3.5 million, respectively.

(2)	Consists of options to acquire shares of Verint Systems' common stock issued in exchange of certain unvested Vovici stock options in connection with the Vovici acquisition.

(3)
The outstanding stock options to purchase Verint Systems’ common stock as of January 31, 2012 include 31,683 nonvested stock options with a weighted-average grant date fair value of $23.05, an expected term of 5.43 years and a total fair value of $0.7 million. The total unrecognized compensation cost related to nonvested options was $0.6 million and is expected to be recognized over a weighted-average period of 2.8 years.

(4)	As of January 31, 2012, the unrecognized compensation expense related to nonvested RSUs was $20.2 million and is expected to be recognized over a weighted-average period of 1.3 years.

(5)
The total fair value of vested stock options to purchase Verint Systems’ common stock was $20.4 million, $30.2 million and $69.6 million during the fiscal years ended January 31, 2012, 2011 and 2010, respectively. The intrinsic value of Verint stock options exercised was $8.0 million and the cash received from the exercise of Verint stock options was $12.5 million during the fiscal year ended January 31, 2012.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about Verint’s stock options as of January 31, 2012:

	Fiscal Year Ended January 31, 2012
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$4.93 – $17.00	141,302	2.85	$13.87	110,871	$15.28	1.15
$17.98 – $23.00	138,242	1.85	22.62	136,990	22.65	1.81
$28.41 – $28.41	42,360	2.22	28.41	42,360	28.41	2.22
$28.60 – $28.60	8,061	0.08	28.60	8,061	28.60	0.08
$29.27 – $29.27	7,500	0.23	29.27	7,500	29.27	0.23
$31.78 – $31.78	18,000	2.43	31.78	18,000	31.78	3.43
$32.16 – $32.16	15,000	3.27	32.16	15,000	32.16	2.69
$34.40 – $34.40	137,000	3.95	34.40	137,000	34.40	4.95
$35.11 – $35.11	582,878	2.82	35.11	582,878	35.11	2.82
$37.99 – $37.99	24,000	3.64	37.99	24,000	37.99	3.64
	1,114,343			1,082,660
As of January 31, 2012, the aggregate intrinsic value was $2.2 million for both outstanding and exercisable stock options.
Verint generally did not grant stock options during the fiscal years ended January 31, 2012, 2011 and 2010. However, in connection with Verint's acquisition of Vovici on August 4, 2011, stock options to purchase Vovici common stock were converted into stock options to purchase approximately 42,000 shares of Verint Systems' common stock.
Verint Phantom Stock Units
During the fiscal year ended January 31, 2007, Verint began awarding phantom stock units to non-officer employees that settle, or are expected to settle, with cash payments upon vesting, pursuant to the terms of a form of a phantom stock award agreement approved by the Verint board of directors or under Verint's 2010 Plan. Phantom stock units provide for the payment of a cash bonus equivalent to the value of Verint common stock as of the vesting date of the award. Phantom stock units generally have a multi-year vesting and are generally subject to the same vesting conditions as other Verint equity awards granted on the same date. Verint recognizes compensation expense for phantom stock units on a straight-line basis, reduced by estimated forfeitures. The phantom stock units are being accounted for as liabilities and as such their value tracks Verint’s stock price and is subject to market volatility.
The total accrued liability for Verint phantom stock units was $1.9 million and $9.8 million as of January 31, 2012 and 2011, respectively. Total cash payments made upon vesting of Verint phantom stock units were $10.3 million, $22.9 million and $2.5 million for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.
The following table summarizes Verint phantom stock unit activity for the fiscal years ended January 31, 2012, 2011 and 2010:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(In thousands)
Beginning balance, in units	403	1,106	1,239
Granted	10	196	421
Released	(298)	(865)	(482)
Forfeited	(25)	(34)	(72)
Ending balance, in units	90	403	1,106

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The phantom stock units granted during the fiscal years ended January 31, 2012, 2011 and 2010 primarily vest over two-year and three-year periods, subject to applicable performance conditions.
The unrecognized compensation expense related to 90,000 unvested phantom stock units expected to vest as of January 31, 2012 was approximately $0.5 million, based on Verint’s stock price of $28.28 as of January 31, 2012 with a remaining weighted-average vesting period of approximately 0.7 years over which such expense is expected to be recognized.
Stock Bonus Program
In September 2011, Verint Systems' board of directors approved, and in December 2011 revised, a Stock Bonus Program under which eligible Verint employees may receive a portion of their bonus for the year or for the fourth quarter (depending on the employee's bonus plan) in the form of fully vested shares of Verint Systems' common stock. As of the date hereof, executive officers of Verint are not eligible to participate in this program. This program is subject to annual funding approval by Verint Systems' board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of Verint Systems' common stock when the awards are calculated, reduced by a discount to be determined by Verint Systems' board of directors each year. To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash. All shares of Verint Systems' common stock awarded pursuant to this program will be issued under one of Verint's stockholder-approved equity incentive plans.
For the fiscal year ended January 31, 2012, Verint Systems' board of directors has approved up to 150,000 shares of Verint Systems' common stock for awards under this program and a discount of 20%. Shares of Verint Systems' common stock earned under this program for the fiscal year ended January 31, 2012 are expected to be issued during the first half of the fiscal year ending January 31, 2013. Verint recognized $3.2 million of compensation expense for the Stock Bonus Program for the fiscal year ended January 31, 2012.

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
Shares of Ulticom, Inc. common stock held by CTI were purchased by an affiliate of Platinum Equity, pursuant to the terms and conditions of a Share Purchase Agreement, dated October 12, 2010, following payment of the Dividend and immediately prior to the consummation of the Merger. In consideration thereof, CTI received aggregate consideration of up to $17.2 million, amounting up to $2.33 per share, consisting of (i) approximately $13.2 million in cash and (ii) the issuance by Merger Sub to CTI of two non-interest bearing promissory notes originally in the aggregate principal amount of $4.0 million. The first promissory note, originally in the amount of $1.4 million, was subsequently reduced to $0.8 million in connection with the purchase of certain products from Ulticom and was paid by Ulticom in February 2012. The second promissory note, in the amount of $2.6 million, is payable to CTI following the determination of Ulticom’s revenue for a 24-month period beginning on January 1, 2011 and is subject to reduction by 40% of the difference between $75 million and the revenue generated by Ulticom during such period. This note has no carrying amount as of January 31, 2012 and 2011.
Prior to the sale, Ulticom, Inc. was a majority-owned subsidiary of CTI, and Ulticom constituted one of the Company’s reportable segments. Ulticom, Inc. was not previously classified as held-for-sale, because the sale was not probable until December 2, 2010, the date when the noncontrolling shareholders approved the sale.
The results of operations of Ulticom, including the gain on the sale of Ulticom of $2.9 million, net of tax, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s consolidated

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

statements of operations for the fiscal years ended January 31, 2011 and 2010.
The results of Ulticom’s operations included in discontinued operations were as follows:

	Fiscal Years Ended January 31,
	2011	2010
	(In thousands)
Total revenue	$28,377	$42,877
Loss before income tax (provision) benefit	(8,921)	(8,083)
Income tax (provision) benefit	(5,045)	627
Loss from discontinued operations, net of tax	(13,966)	(7,456)
Gain on sale of discontinued operations	4,103	—
Tax on discontinued operations	(1,176)	(35,606)
	2,927	(35,606)
Total loss from discontinued operations, net of tax	$(11,039)	$(43,062)
Loss from discontinued operations, net of tax
Attributable to Comverse Technology, Inc.	(6,705)	(41,605)
Attributable to noncontrolling interest	(4,334)	(1,457)
Total	$(11,039)	$(43,062)
The Company had previously entered into transactions with Ulticom for the supply of circuit boards and it is expected these transactions will continue. The purchases made by the Company from Ulticom prior to the Ulticom Sale for the fiscal years ended January 31, 2011 and 2010 were $1.1 million and $3.0 million, respectively. These amounts were eliminated in the consolidated financial statements. The purchases made by the Company from Ulticom subsequent to the Ulticom Sale in the fiscal years ended January 31, 2012 and 2011 were $1.2 million and $0.3 million, respectively.

20.	LOSS PER SHARE ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC.’S SHAREHOLDERS
Basic loss per share attributable to Comverse Technology, Inc.’s shareholders is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted loss per share attributable to Comverse Technology, Inc.’s shareholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested DSU and RSU awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive. The dilutive impact of subsidiary stock-based awards on Comverse Technology, Inc.’s reported net loss is recorded as an adjustment to net loss for the fiscal years ended January 31, 2012, 2011 and 2010, respectively, for the purposes of calculating loss per share.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The calculation of loss per share attributable to Comverse Technology, Inc.’s shareholders for the fiscal years ended January 31, 2012, 2011 and 2010 was as follows:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations attributable to Comverse Technology, Inc.-basic	$(58,726)	$(125,617)	$(230,430)
Adjustment for subsidiary stock options	(229)	(254)	(178)
Net loss from continuing operations attributable to Comverse Technology, Inc.-diluted	$(58,955)	$(125,871)	$(230,608)
Net loss from discontinued operations, attributable to Comverse Technology, Inc.-basic and diluted	$—	$(6,705)	$(41,605)
Denominator:
Basic and diluted weighted average common shares outstanding	208,302	205,163	204,513
Loss per share
Basic
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.28)	$(0.61)	$(1.13)
Loss per share from discontinued operations attributable to Comverse Technology, Inc.	—	(0.03)	(0.20)
Basic loss per share	$(0.28)	$(0.64)	$(1.33)
Diluted
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.28)	$(0.62)	$(1.13)
Loss per share from discontinued operations attributable to Comverse Technology, Inc.	—	(0.03)	(0.20)
Diluted loss per share	$(0.28)	$(0.65)	$(1.33)
As a result of the Company’s net loss attributable to Comverse Technology, Inc. during the fiscal years ended January 31, 2012, 2011 and 2010, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders computation excludes 0.8 million, 0.9 million and 0.7 million of contingently issuable shares, respectively, because the effect would be antidilutive.
The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were excluded from the computation of diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders because the effect would be antidilutive for the fiscal years ended January 31, 2012, 2011 and 2010.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.	OTHER INCOME (EXPENSE), NET
Other income (expense), net, for the fiscal years ended January 31, 2012, 2011 and 2010 is comprised of the following:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(In thousands)
Realized gains on investments, net	$24,414	$23,810	$10,803
Impairment of auction rate securities	—	(407)	(6,914)
Foreign currency transaction losses, net	(4,403)	(3,432)	(2,776)
Realized and unrealized losses on derivatives, net	(611)	(2,283)	(21)
Realized and unrealized losses on interest rate swap, net	—	(3,102)	(13,591)
Impairment of UBS put	—	(6,696)	(6,889)
Impairment of investment	—	(2,110)	(242)
Proceeds from settlement of CTI claims	4,750	—	—
Dividend income	94	158	1,635
Other, net	(2,213)	454	1,203
	$22,031	$6,392	$(16,792)

22.	INCOME TAXES
The components of United States and foreign income (loss) from continuing operations before income taxes are as follows:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(in thousands)
United States	$(116,444)	$(32,412)	$(185,946)
Foreign	128,376	(37,819)	(42,269)
Income (loss) before income taxes	$11,932	$(70,231)	$(228,215)

The provision (benefit) for income taxes consists of the following:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(in thousands)
Current income tax (benefit) provision:
U.S. Federal	$(35,223)	$(41,527)	$15,760
U.S. States	2,255	1,529	(366)
Foreign	38,974	34,219	12,586
Total current income tax (benefit) provision	$6,006	$(5,779)	$27,980
Deferred income tax provision (benefit):
U.S. Federal, net of federal benefit of state	$39,186	$43,458	$(43,763)
U.S. State	1,072	1,530	3,729
Foreign	(3,313)	(1,977)	5,029
Total deferred income tax provision (benefit)	$36,945	$43,011	$(35,005)
Total income tax provision (benefit)	$42,951	$37,232	$(7,025)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation of the U.S. federal statutory income tax rate to the effective tax rate on loss before income tax provision and equity in (losses) earnings of consolidated affiliate is as follows:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(in thousands)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income tax provision (benefit) at the U.S. statutory rate	$4,176	$(24,581)	$(79,875)
Valuation allowance	13,556	23,109	39,630
Foreign rate differential	(17,063)	5,333	28,373
US tax effects of foreign operations	8,246	19,421	58,526
Impairment of goodwill and intangible assets	—	—	1,156
Tax contingencies	12,217	18,497	6,758
Stock based compensation	13,355	3,118	6,745
Non-deductible expenses	4,013	3,966	(16)
Foreign exchange	(484)	(558)	(2,181)
Change in tax laws	(1,707)	372	1,227
Basis difference in investment in affiliates	10,898	14,045	(1,681)
State tax provision	4,095	2,807	(2,452)
Tax credits	3,599	(6,144)	(3,868)
Return to provision and other adjustments	(4,820)	—	—
Dividend received deduction	—	—	(9,787)
Gain on sale of subsidiary stock	—	1,277	—
Tax Incentive	(8,846)	(2,114)	(9,762)
Discontinued operations/APIC/OCI allocation	—	(20,604)	(36,894)
Transaction cost	2,025	—	—
Other, net	(309)	(712)	(2,924)
Total income tax provision (benefit)	$42,951	$37,232	$(7,025)
Effective Income Tax Rate	360.0%	(53.0)%	3.1%
The significant differences that impact the effective tax rate relate to changes to the valuation allowance, tax contingencies, dividend received deduction, the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions, the Ulticom Sale (for the fiscal years ended January 31, 2011 and 2010), income tax provision to income tax return and other opening adjustments, the U.S. tax effect on foreign earnings, and the re-measurement of certain foreign assets. In addition, other significant changes include the investments in affiliates and certain non-deductible executive compensation expenses.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Fiscal Years Ended January 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Deferred revenue	111,979	116,812
Loss carryforwards	210,292	176,679
Stock-based and other compensation	25,749	43,610
Tax credits - net of foreign withholding taxes	59,626	63,440
Other	26,114	40,655
Total deferred tax assets	$433,760	$441,196
Deferred tax liabilities:
Deferred cost of revenue	$(68,715)	$(61,302)
Investment in affiliate	(23,717)	(14,937)
Goodwill and other intangible assets	(51,782)	(50,865)
Other	(904)	(617)
Total deferred tax liabilities	$(145,118)	$(127,721)
Valuation allowance	(340,579)	(319,679)
Net deferred income tax (liability) asset	$(51,937)	$(6,204)
Recognized as:
Current deferred income tax assets	$23,555	$39,644
Noncurrent deferred income tax assets	19,321	20,766
Current deferred income tax liabilities	(9,798)	(13,661)
Noncurrent deferred income tax liabilities	(85,015)	(52,953)
Total	$(51,937)	$(6,204)
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
U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain subsidiaries aggregating $255.9 million, $154.7 million and $207.4 million as of January 31, 2012, 2011 and 2010, respectively. At this time, determination of the amounts of deferred U.S. federal and state income taxes and foreign withholding taxes related to these foreign subsidiaries is not practicable. As of January 31, 2012, $170.3 million of earnings from certain subsidiaries are not considered to be permanently reinvested and therefore, related deferred U.S. income taxes and foreign withholding taxes were provided. A portion of the earnings of subsidiaries in the following countries are not considered permanently reinvested: Australia, Israel, Brazil, Canada, Hong Kong, New Zealand, Mexico, Portugal, Netherlands, and the United Kingdom.
The Company has net operating loss carryforwards for tax purposes (“NOLs”) and other deferred tax benefits that are available to offset future taxable income.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s gross NOLs for tax return purposes are as follows:

	Fiscal Years Ended January 31,
	2012	2011
	(In thousands)
U.S. Federal NOLs	$946,997	$672,427
U.S. State NOLs	610,284	421,228
Foreign NOLs	861,426	871,901
Total	$2,418,707	$1,965,556
The U.S. federal net operating loss carry forwards expire in various years ending from January 31, 2016 to January 31, 2032. The U.S. state net operating loss carry forwards expire in various years ending from January 31, 2013 to January 31, 2032. As of January 31, 2012, all but $9.3 million of the foreign NOLs have indefinite carryforward periods. Certain of the federal, state and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The table above reflects gross NOLs for tax return purposes which are different from the NOLs for financial statement purposes, primarily due to the reduction of NOLs for financial statement purposes under the FASB’s guidance on accounting for uncertainty in income taxes. The Company has U.S. federal, state and foreign tax credit carryforwards of approximately $75.1 million and $42.2 million as of January 31, 2012 and 2011, respectively. The utilization of these carryforwards is subject to limitations. The federal AMT credit has no expiration date. The foreign tax credit carryforwards generally expire in various years ending from January 31, 2012 to 2017.
In accordance with the FASB’s guidance relating to accounting for uncertainty in income taxes the Company recognizes unrecognized tax benefits in non-current tax liabilities. The following table reconciles the amounts recorded for unrecognized tax benefits for the fiscal years ended January 31, 2012 and 2011:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(In thousands)
Gross unrecognized tax benefits as of February 1	$389,799	$370,034	$365,549
Increases related to tax positions taken in prior years	11,600	2,271	4,006
Decreases related to tax positions taken in prior years	(4,869)	(21,960)	(11,010)
Increases related to tax positions in current year	20,151	40,440	22,094
Decreases related to tax positions in current year	—	—	(4,969)
Decreases due to settlements with taxing authorities	(369)	—	(1,358)
Reductions resulting from lapse in statute of limitations	(9,032)	(2,969)	(11,531)
Increases (decreases) related to foreign currency exchange rate fluctuations	(3,396)	1,983	7,253
Gross unrecognized tax benefits as of January 31	$403,884	$389,799	$370,034
The balances of unrecognized tax benefits as of January 31, 2012 and 2011 are $403.9 million and $389.8 million of which $132.9 million and $109.9 million represent the amounts that, if recognized, may impact the effective income tax rate in future periods.
The Company recognized interest and penalties related to unrecognized tax benefits in its income tax provision. The Company accrued $54.8 million and $54.9 million for interest and penalties as of January 31, 2012 and 2011, respectively.
The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of January 31, 2012 may decrease by approximately $8.5 million in the next twelve months, as a result of lapse of statutes of limitation and settlements with tax authorities. These unrecognized tax benefits relate to permanent establishment, events related to majority-owned subsidiaries and other tax positions in the amounts of $2.2 million, $4.0 million and $2.3 million, respectively.
The significant tax jurisdictions in which the Company is currently under examination by tax authorities include Brazil, Canada, France, Hong Kong, India, Israel, the United Kingdom, New York State, New York City and California. The Company

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

is currently in discussions with the Israeli tax authorities regarding tax adjustments to the fiscal years ended January 31, 2006 and through January 31, 2010. The Company anticipates that it is reasonably possible that new tax matters could be raised by tax authorities that may require increases or decreases to the balance of unrecognized tax benefits; however, an estimate of such increases or decreases cannot be made.
The Company files income tax returns in the U.S. federal, various state and local, and foreign jurisdictions, with varying statute of limitations. As of January 31, 2012, the Company remains subject to assessment in the event of examination in these major tax jurisdictions for the periods outlined below:

Jurisdiction	Tax Years Ended
United States	January 31, 1999 - January 31, 2012
Israel	January 31, 2006 - January 31, 2012
United Kingdom	January 31, 2005 - January 31, 2012
India	March 31, 2002, March 31, 2004 - March 31, 2012
France	January 31, 2008 - January 31, 2012
Brazil	January 31, 2004 - January 31, 2005, January 31, 2007- January 31, 2011
Canada	January 31, 2007 - January 31, 2012
Hong Kong	March 31, 2003 - January 31, 2012
Various U.S. States	January 31, 1999 - January 31, 2012
New York City	January 31, 2000 - January 31, 2012
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
The Company’s activity in the valuation allowance is as follows:

	Fiscal Years Ended January 31,
	2012	2011
	(in thousands)
Valuation allowance, beginning of the year	$(319,679)	$(319,789)
Additional paid-in capital	477	5,771
Provision for income taxes	(60,111)	(24,187)
Tax Contingencies	39,437	1,877
Reductions resulting from discontinued operations/APIC	—	20,604
Cumulative translation adjustment and other	(703)	(3,955)
Valuation allowance, end of the year	$(340,579)	$(319,679)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.	BUSINESS SEGMENT INFORMATION
During the fiscal year ended January 31, 2012, the Company changed its reportable segments. The Company's reportable segments now consist of Comverse BSS, Comverse VAS, and Verint. The results of operations of all the other operations of the Company are included in the column captioned “All Other” as part of the Company's business segment presentation. The operating segments included in “All Other” do not meet the quantitative thresholds required for a separate presentation or the aggregation criteria under segment reporting guidance. Specifically, they do not have similar economic characteristics with any separately presented reportable segment.
The changes in reportable segments are attributable to the implementation of the Phase II Business Transformation at Comverse that focuses on process reengineering to maximize business performance, productivity and operational efficiency. For a more comprehensive discussion relating to the Phase II Business Transformation, see Note 11, Restructuring. As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance.
The Company has recast the presentation of its segment information for the fiscal years ended January 31, 2011 and 2010 to reflect these reportable segments. For a more comprehensive discussion relating to the changes in the Company's reportable segments, see Note 1, Organization, Business, and Summary of Significant Accounting Policies.
Segment Performance
The Company evaluates its business by assessing the performance of each of its operating segments. CTI's Chief Executive Officer is its chief operating decision maker (“CODM”). The CODM uses segment performance, as defined below, as the primary basis for assessing the financial results of the operating segments and for the allocation of resources. Segment performance, as the Company defines it in accordance with the FASB's guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies. Segment performance, as defined by management, represents operating results of a segment without the impact of significant expenditures incurred by the segment in connection with the efforts to become or remain current in periodic reporting obligations under the federal securities laws which are expected to be eliminated over time, certain non-cash charges, and certain other gains and charges.
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic evaluation related costs; (vi) impairment of property and equipment (vii) impairment charges; (viii) litigation settlements and related costs; (ix) acquisition-related charges; (x) restructuring and integration charges; and (xi) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses incurred in connection with the Company's efforts to (a) complete current and previously issued financial statements and audits of such financial statements, (b) become current in its periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting. Compliance-related professional fees and compliance-related compensation and other expenses recorded for the fiscal year ended January 31, 2012 also relate to fees and expenses incurred in connection with the timely filing of certain periodic reports which fees and expenses are expected to be eliminated over time as the Company enhances its internal finance and accounting personnel to replace external consultants currently assisting it in the preparation of periodic reports. Strategic evaluation related costs include financial advisory, accounting, tax, consulting and legal fees incurred in connection with our evaluation of strategic alternatives, including the proposed Comverse share distribution.
In evaluating each segment's performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint's segment performance for the fiscal year ended January 31, 2012, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB's guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a stand-alone basis with respect to acquisitions consummated by Verint during the periods presented. Verint did not have segment revenue adjustments for the fiscal years ended January 31, 2011 and 2010.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, interest expense, depreciation and amortization, other non-cash items, and segment performance for the fiscal years ended January 31, 2012, 2011 and 2010:

	Comverse BSS	Comverse VAS	Verint	All Other	Eliminations	Consolidation
	(In thousands)
Fiscal Year Ended January 31, 2012:
Revenue	$365,008	$356,413	$782,648	$90,328	$—	$1,594,397
Intercompany revenue	—	—	—	4,457	(4,457)	—
Total revenue	$365,008	$356,413	$782,648	$94,785	$(4,457)	$1,594,397
Total costs and expenses	$287,913	$232,477	$696,170	$355,350	$(4,548)	$1,567,362
Income (loss) from operations	$77,095	$123,936	$86,478	$(260,565)	$91	$27,035
Computation of segment performance:
Total revenue	$365,008	$356,413	$782,648	$94,785
Segment revenue adjustment	—	—	13,599	—
Segment revenue	$365,008	$356,413	$796,247	$94,785
Total costs and expenses	$287,913	$232,477	$696,170	$355,350
Segment expense adjustments:
Stock-based compensation expense	—	—	27,910	9,123
Amortization of acquisition-related intangibles	17,308	—	35,302	—
Compliance-related professional fees	—	—	1,012	36,186
Compliance-related compensation and other expenses	2,203	1,789	—	2,727
Strategic evaluation related costs	—	—	—	11,144
Impairment of property and equipment	170	238	—	1,923
Litigation settlements and related costs	—	—	—	5,772
Acquisition-related charges	—	—	9,061	—
Restructuring and integration charges	—	—	—	20,728
Other	—	—	3,190	(31)
Segment expense adjustments	19,681	2,027	76,475	87,572
Segment expenses	268,232	230,450	619,695	267,778
Segment performance	$96,776	$125,963	$176,552	$(172,993)

Interest expense	$—	$—	$(32,358)	$(974)	$—	$(33,332)
Depreciation and amortization	$(20,609)	$(4,707)	$(53,040)	$(9,726)	$—	$(88,082)
Other non-cash items (1)	$(170)	$(238)	$(270)	$(1,923)	$—	$(2,601)

(1)	Other non-cash items consist of write-downs of property and equipment and capitalized software.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Comverse BSS	Comverse VAS	Verint	All Other	Eliminations	Consolidated
	(In thousands)
Fiscal Year Ended January 31, 2011:
Revenue	$340,502	$460,899	$726,799	$95,227	$—	$1,623,427
Intercompany revenue	—	—	—	3,409	(3,409)	—
Total revenue	$340,502	$460,899	$726,799	$98,636	$(3,409)	$1,623,427
Total costs and expenses	$284,148	$285,572	$653,694	$454,570	$(4,642)	$1,673,342
Income (loss) from operations	$56,354	$175,327	$73,105	$(355,934)	$1,233	$(49,915)
Computation of segment performance:
Total revenue	$340,502	$460,899	$726,799	$98,636
Segment revenue adjustment	—	—	—	—
Segment revenue	$340,502	$460,899	$726,799	$98,636
Total costs and expenses	$284,148	$285,572	$653,694	$454,570
Segment expense adjustments:
Stock-based compensation expense	—	—	46,819	10,579
Amortization of acquisition-related intangibles	18,505	—	30,554	—
Compliance-related professional fees	—	—	28,913	132,804
Compliance-related compensation and other expenses	1,557	330	—	2,700
Strategic evaluation related costs	—	—	—	3,065
Litigation settlements and related costs	—	—	—	(17,060)
Acquisition-related charges	—	—	1,690	—
Restructuring and integration charges	—	—	—	29,934
Gain on sale of land	—	—	—	(2,371)
Other	—	—	3,505	(1,402)
Segment expense adjustments	20,062	330	111,481	158,249
Segment expenses	264,086	285,242	542,213	296,321
Segment performance	$76,416	$175,657	$184,586	$(197,685)

Interest expense	$—	$—	$(29,896)	$(917)	$—	$(30,813)
Depreciation and amortization	$(23,402)	$(5,505)	$(48,951)	$(10,734)	$—	$(88,592)
Other non-cash items (1)	$—	$—	$(334)	$(923)	$—	$(1,257)

(1)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Comverse BSS	Comverse VAS	Verint	All Other	Eliminations	Consolidated
	(In thousands)
Fiscal Year Ended January 31, 2010:
Revenue	$349,089	$384,890	$703,633	$96,325	$—	$1,533,937
Intercompany revenue	—	75	—	1,879	(1,954)	—
Total revenue	$349,089	$384,965	$703,633	$98,204	$(1,954)	$1,533,937
Total costs and expenses	$304,924	$291,217	$637,954	$497,835	$(4,892)	$1,727,038
Income (loss) from operations	$44,165	$93,748	$65,679	$(399,631)	$2,938	$(193,101)
Computation of segment performance:
Total revenue	$349,089	$384,965	$703,633	$98,204
Segment revenue adjustment	—	—	—	—
Segment revenue	$349,089	$384,965	$703,633	$98,204
Total costs and expenses	$304,924	$291,217	$637,954	$497,835
Segment expense adjustments:
Stock-based compensation expense	—	—	44,237	13,428
Amortization of acquisition-related intangibles	18,672	—	30,289	3,286
Compliance-related professional fees	—	—	54,472	129,167
Compliance-related compensation and other expenses	2,879	2,462	—	5,396
Strategic evaluation related costs	—	—	—	236
Impairment charges	—	—	—	3,356
Impairment of property and equipment	—	—	—	2,906
Litigation settlements and related costs	—	—	—	2,771
Acquisition-related charges	54	—	762	(157)
Restructuring and integration charges	—	—	141	15,400
Other	—	—	39	2,590
Segment expense adjustments	21,605	2,462	129,940	178,379
Segment expenses	283,319	288,755	508,014	319,456
Segment performance	$65,770	$96,210	$195,619	$(221,252)

Interest expense	$—	$—	$(24,964)	$(417)	$—	$(25,381)
Depreciation and amortization	$(23,737)	$(10,058)	$(49,290)	$(18,104)	$—	$(101,189)
Other non-cash items (1)	$—	$—	$(159)	$(9,621)	$—	$(9,780)

(1)	Other non-cash items consist of write-downs and impairments of intangible assets and property and equipment.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not maintain balance sheets for the Comverse BSS, Comverse VAS and Comverse MI operating segments and therefore is unable to present total assets for Comverse BSS, Comverse VAS and All Other. As of January 31, 2012, 2011 and 2010, total assets of CTI and its Comverse, Verint and Starhome subsidiaries were as follows:

	January 31,
	2012	2011	2010
	(In thousands)
CTI	$1,428,651	$1,562,989	$1,396,781
Comverse	850,106	1,016,625	1,282,707
Verint	1,568,196	1,441,424	1,461,818
Starhome	43,009	37,235	27,677
These amounts do not reflect intercompany eliminations.
 Supplemental Financial Information
As discussed above, the Company revised its reportable segments as a result of the implementation of the Phase II Business Transformation at Comverse and the manner in which its CODM reviews the financial results of Comverse and allocates resources to the Company's operating segments. The Company is providing the following additional information, presenting the results of operations of the previous Comverse reportable segment. The Company believes that such presentation provides useful information to investors regarding the performance of the Company's Comverse subsidiary, including comparability to previously reported financial information. The additional information provided is not a replacement for or a subset of the business segment information presented above. The results of operations presented in the column below under “Comverse Other” relate to all the operations of the Company's Comverse subsidiary, other than the Company's Comverse BSS and Comverse VAS reportable segments and include the Comverse MI operating segment, Comverse's Netcentrex operations and Comverse's global corporate functions that support its business units. The information presented for “Comverse Other” includes unallocated global corporate function costs that are consistent with prior internal allocation practices. The results of operations of “Comverse Other” are included in the Company's “All Other” column.
Comverse performance represents the operating results of the Company's Comverse subsidiary without the impact of significant expenditures incurred by Comverse in connection with the efforts to become or remain current in periodic reporting obligations under the federal securities laws which are expected to be eliminated over time as the Company enhances its internal finance and accounting personnel to replace external consultants currently assisting it in the preparation of periodic reports, certain non-cash charges, and certain other gains and charges.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Comverse BSS	Comverse VAS	Comverse Other	Total
	(In thousands)
Fiscal Year Ended January 31, 2012:
Revenue	$365,008	$356,413	$46,638	$768,059
Intercompany revenue	—	—	3,098	3,098
Total revenue	$365,008	$356,413	$49,736	$771,157
Total costs and expenses	$287,913	$232,477	$239,325	$759,715
Income (loss) from operations	$77,095	$123,936	$(189,589)	$11,442
Computation of Comverse performance:
Total revenue	$365,008	$356,413	$49,736	$771,157
Total costs and expenses	$287,913	$232,477	$239,325	$759,715
Expense adjustments:
Stock-based compensation expense	—	—	3,660	3,660
Amortization of acquisition-related intangibles	17,308	—	—	17,308
Compliance-related professional fees	—	—	10,901	10,901
Compliance-related compensation and other expenses	2,203	1,789	2,727	6,719
Impairment of property and equipment	170	238	1,923	2,331
Litigation settlements and related costs	—	—	804	804
Restructuring and integration charges	—	—	20,728	20,728
Other	—	—	(48)	(48)
Expense adjustments	19,681	2,027	40,695	62,403
Expense after adjustments				697,312
Comverse performance				$73,845
Interest expense	$—	$—	$(953)	$(953)
Depreciation and amortization	$(20,609)	$(4,707)	$(8,849)	$(34,165)
Other non-cash items (1)	$(170)	$(238)	$(1,923)	$(2,331)

(1)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Comverse BSS	Comverse VAS	Comverse Other	Total
	(In thousands)
Fiscal Year Ended January 31, 2011:
Revenue	$340,502	$460,899	$58,831	$860,232
Intercompany revenue	—	—	2,604	2,604
Total revenue	$340,502	$460,899	$61,435	$862,836
Total costs and expenses	$284,148	$285,572	$352,892	$922,612
Income (loss) from operations	$56,354	$175,327	$(291,457)	$(59,776)
Computation of Comverse performance:
Total revenue	$340,502	$460,899	$61,435	$862,836
Total costs and expenses	$284,148	$285,572	$352,892	$922,612
Expense adjustments:
Stock-based compensation expense	—	—	2,439	2,439
Amortization of acquisition-related intangibles	18,505	—	—	18,505
Compliance-related professional fees	—	—	82,136	82,136
Compliance-related compensation and other expenses	1,557	330	2,655	4,542
Restructuring and integration charges	—	—	29,934	29,934
Gain on sale of land	—	—	(2,371)	(2,371)
Other	—	—	(1,402)	(1,402)
Expense adjustments	20,062	330	113,391	133,783
Expenses after adjustments				788,829
Comverse performance				$74,007
Interest expense	$—	$—	$(900)	$(900)
Depreciation and amortization	$(23,402)	$(5,505)	$(9,798)	$(38,705)
Other non-cash items (1)	$—	$—	$(923)	$(923)

(1)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Comverse BSS	Comverse VAS	Comverse Other	Total
	(In thousands)
Fiscal Year Ended January 31, 2010:
Revenue	$349,089	$384,890	$59,015	$792,994
Intercompany revenue	—	75	1,718	1,793
Total revenue	$349,089	$384,965	$60,733	$794,787
Total costs and expenses	$304,924	$291,217	$412,862	$1,009,003
Income (loss) from operations	$44,165	$93,748	$(352,129)	$(214,216)
Computation of Comverse performance:
Total revenue	$349,089	$384,965	$60,733	$794,787
Total costs and expenses	$304,924	$291,217	$412,862	$1,009,003
Expense adjustments:
Stock-based compensation expense	—	—	4,170	4,170
Amortization of acquisition-related intangibles	18,672	—	3,286	21,958
Compliance-related professional fees	—	—	113,306	113,306
Compliance-related compensation and other expenses	2,879	2,462	5,396	10,737
Impairment charges	—	—	3,356	3,356
Impairment of property and equipment	—	—	2,906	2,906
Acquisition-related charges	54	—	(157)	(103)
Restructuring and integration charges	—	—	15,272	15,272
Other	—	—	831	831
Expense adjustments	21,605	2,462	148,366	172,433
Expenses after adjustments				836,570
Comverse performance				$(41,783)
Interest expense	$—	$—	$(314)	$(314)
Depreciation and amortization	$(23,737)	$(10,058)	$(16,842)	$(50,637)
Other non-cash items (1)	$—	$—	$(9,109)	$(9,109)

(1)	Other non-cash items consist of write-downs and impairments of intangible assets and property and equipment.
Revenue by major geographical region is based upon the geographic location of the customers who purchase the Company’s products and services. The geographical locations of distributors, resellers and systems integrators who purchase products and utilize the Company’s services may be different from the geographical locations of end customers. Revenue by geographic region and revenue by geographic region as a percentage of total revenue, for the fiscal years ended January 31, 2012, 2011 and 2010 was as follows:

	Fiscal Years Ended January 31,
	2012		2011		2010
	(Dollars in thousands)
United States	$436,380	27%	$481,370	30%	$459,844	30%
United Kingdom	86,250	5%	104,281	6%	80,516	5%
Russia	74,974	5%	46,576	3%	57,270	4%
Other foreign (1)	996,793	63%	991,200	61%	936,307	61%
Total	$1,594,397	100%	$1,623,427	100%	$1,533,937	100%
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and equipment, net, by country of domicile consists of the following as of January 31, 2012 and 2011:

	January 31,
	2012	2011
	(In thousands)
United States	$19,658	$20,396
Israel	44,647	34,256
UK	2,850	1,912
France	692	1,561
Brazil	652	554
Other	7,214	8,164
	$75,713	$66,843

24.	SUPPLEMENTAL CASH FLOW INFORMATION
The following represents non-cash activities and supplemental information to the consolidated statements of cash flows:

	Fiscal Years Ended January 31,
	2012	2011	2010
	(In thousands)
Non-cash operating items:
Net loss of discontinued operations	$—	$11,039	$43,062
Depreciation and amortization	88,082	88,592	101,189
Impairment of goodwill and other intangible assets	—	—	3,356
Impairment of auction rate securities	—	407	6,914
Impairment of UBS put	—	6,696	6,889
Loss on extinguishment of debt	8,136	—	—
Provision for doubtful accounts	5,869	1,511	3,534
Stock-based compensation expense	30,904	39,321	44,623
Excess tax benefits from stock award plans	(847)	(815)	—
Operating asset write-downs	2,601	1,257	6,423
Deferred income taxes	36,945	43,011	(35,005)
Net realized gains on sale of investments	(24,414)	(23,810)	(10,788)
Equity in losses of unconsolidated affiliates, net of tax	(64)	20	6
Gains on sale of assets	(67)	(2,774)	—
Provision for inventory reserves	5,114	13,038	8,397
Losses on derivative financial instruments	611	5,385	13,612
Foreign currency transaction (gains) losses	(2,332)	(1,932)	785
Other non-cash items, net	(1,770)	1,017	1,321
Net non-cash operating items—continuing operations	$148,768	$181,963	$194,318
Non-cash investing transactions—continuing operations:
Accrued but unpaid purchases of property and equipment	$520	$1,670	$1,935
Inventory transfers to property and equipment	$18,827	$4,336	$3,481
Liabilities for contingent consideration in business combinations	$42,404	$3,424	$—
Non-cash financing transactions—continuing operations:
Settlement of shareholder class action lawsuit with CTI common stock	$82,500	$—	$—
Cash paid during the year for interest—continuing operations	$29,250	$21,056	$24,705
Cash paid during the year for income taxes—continuing operations	$21,946	$14,225	$20,158

25.	RELATED PARTY TRANSACTIONS
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
The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to Verint Systems’ common stock. The preferred stock had an initial liquidation preference equal to the purchase price of the preferred stock, or $1,000 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of Verint, CTI will be entitled to receive,

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

out of assets available for distribution to Verint’s stockholders and before any distribution of assets to the holders of Verint Systems’ common stock, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends. As of January 31, 2012, the liquidation preference of the preferred stock was $352.0 million.
The terms of the preferred stock provide that upon a fundamental change, as defined in the Certificate of Designation of the Preferred Stock, CTI would have the right to require Verint to repurchase the preferred stock for 100% of the liquidation preference then in effect. Fundamental change events include the sale of substantially all of Verint’s assets, certain changes in beneficial ownership or board of directors’ representation, and business reorganizations. If Verint fails to repurchase the preferred stock as required upon a fundamental change, then the number of directors constituting the board of directors will be increased by two, and CTI will have the right to elect two directors to fill such vacancies. Upon repurchase of the preferred stock subject to the fundamental change repurchase right, CTI will no longer have the right to elect additional directors, the term of office of each additional director will terminate immediately upon such repurchase, and the number of directors will, without further action, be reduced by two. In addition, in the event of a fundamental change, the conversion rate (as described in the section entitled Voting and Conversion below) will be increased to provide for additional shares of common stock issuable to CTI upon conversion, based on a sliding scale (depending on the acquisition price, as defined in the Certificate of Designation of the Preferred Stock) ranging from zero to 3.7 additional shares of common stock for every share of preferred stock converted into shares of common stock.
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
Through January 31, 2012, no dividends had been declared or paid on the preferred stock. Through such date, cumulative, undeclared dividends on the preferred stock were $59.0 million.
Voting and Conversion
The preferred stock did not have voting or conversion rights until the underlying shares of common stock were approved for issuance by a vote of holders of a majority of Verint Systems’ common stock. On October 5, 2010, Verint Systems’ stockholders approved the issuance of the Verint Systems’ common stock underlying the preferred stock. Following receipt of such stockholder approval, each share of preferred stock became entitled to a number of votes equal to the number of shares of common stock into which the preferred stock would be convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. In addition, following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock became convertible, at the option of CTI, into a number of shares of Verint Systems’ common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66, and remained unchanged through January 31, 2012. The conversion price is subject to periodic adjustment upon the occurrence of certain dilutive events. As of January 31, 2012 and 2011, the preferred stock could be converted into approximately 10.8 million and 10.4 million shares of Verint Systems’ common stock, respectively.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Since the second anniversary of the preferred stock's issue date, Verint had the right to cause the preferred stock, in whole but not in part, to be automatically converted into common stock at the conversion price then in effect. However, Verint may exercise this right only if the closing sale price of its common stock immediately prior to conversion equals or exceeds the conversion price then in effect by a specified percentage, which is now fixed at 135%.
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
CTI’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement that CTI entered into with Verint shortly before Verint’s initial public offering in 2002. This registration rights agreement (the “Original Registration Rights Agreement”) covers all shares of common stock then held by CTI and any additional shares of common stock acquired by CTI at later dates. Under the Original Registration Rights Agreement, CTI is entitled to unlimited demand registrations of its shares on registration statements on Form S-3. As long as Verint is not eligible to use a registration statement on Form S-3, CTI was also entitled to one demand registration on a registration statement on Form S-1 which CTI used to complete the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering on January 14, 2011. In addition, similar to the New Registration Rights Agreement, the Original Registration Rights Agreement also provides CTI with unlimited piggyback registration rights.
Sale of Shares of Verint Systems’ Common Stock
Effective July 15, 2010, CTI made a demand pursuant to the Original Registration Rights Agreement to have up to 2.8 million shares of Verint Systems’ common stock registered in a registration statement on Form S-1. On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate proceeds net of underwriting discounts and commissions of $76.5 million. The offering was completed as part of the initiatives undertaken by management to improve the Company’s cash position. Following completion of the offering, CTI maintained a controlling financial interest in Verint Systems’ common stock and, in accordance with the FASB’s guidance, accounted for the sale of shares of Verint Systems’ common stock as an equity transaction. As a result, for the fiscal year ended January 31, 2011, the Company increased (a) “Additional paid-in capital” by $52.2 million, (b) “Noncontrolling interest” by $4.5 million, representing the change in ownership interest of the noncontrolling shareholders, and (c) “Accumulated other comprehensive income” by $2.6 million. The gain recognized as a result of this transaction was determined using the Company’s inside basis as its cost basis for shares held or value contributed.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.	COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of January 31, 2012 and 2011, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $68.8 million as of January 31, 2012, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2013.
Unconditional Purchase Obligations
In the ordinary course of business, the Company enters into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. The Company had unconditional purchase obligations of approximately $76.7 million as of January 31, 2012. Of these obligations, approximately $67.7 million are due in the next twelve months and $9.0 million are due in one to three years.

Warranty Liabilities
Warranty liabilities were not significant to the Company as of January 31, 2012 and 2011.
Litigation Overview
Except as disclosed below, the Company does not believe that it is currently party to any other claims, assessments or pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
Proceedings Related to CTI’s Special Committee Investigations
Overview
On March 14, 2006, CTI announced the creation of a Special Committee of its Board of Directors (the “Special Committee”) composed of outside directors to review CTI’s historic stock option grant practices and related accounting matters, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. In November 2006, the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the misstatement of backlog. The Special Committee issued its report on January 28, 2008. Following the commencement of the Special Committee’s investigation, CTI, certain of its subsidiaries and some of CTI’s former directors and officers were named as defendants in several class and derivative actions, and CTI commenced direct actions against certain of its former officers and directors.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively (see Settlement Agreements below).
Direct Actions
Based on the Special Committee’s findings, CTI commenced litigations against three former executive officers as a result of their misconduct relating to historical stock option grants. On January 16, 2008, CTI commenced an action against Mr. Alexander, its former Chairman and Chief Executive Officer, and William F. Sorin, its former Senior General Counsel and director, in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Alexander et al., No. 08/600142. On January 17, 2008, CTI commenced an action against David Kreinberg, its former Executive Vice President and Chief Financial Officer, in the Superior Court of New Jersey, captioned Comverse Technology, Inc. v. Kreinberg (N.J. Super. Ct.). That action was discontinued and on January 8, 2009, a separate action was commenced against Mr. Kreinberg in the Supreme Court of the State of New York, captioned Comverse Technology, Inc. v. Kreinberg, No. 09/600052. The actions captioned Comverse Technology, Inc. v. Alexander et al. and Comverse Technology, Inc. v. Kreinberg are referred to collectively as the “Direct Actions.” The Direct Actions asserted claims for fraud, breach of fiduciary duty, and unjust enrichment in connection with the defendants’ conduct related to historical stock option grants. As part of the agreement to settle the federal and state derivative actions, which was approved by the courts in which such actions were pending on July 1, 2010 and September 23, 2010, respectively, CTI dismissed the Direct Actions on September 29, 2010 (see Settlement Agreements below).
Shareholder Derivative Actions
Beginning on or about April 11, 2006, several purported shareholder derivative lawsuits were filed in the New York Supreme Court for New York County and in the United States District Court for the Eastern District of New York. The defendants in these actions included certain of CTI’s former directors and officers and a current director and, in the state court action, CTI’s independent registered public accounting firm. CTI was named as a nominal defendant only. The consolidated complaints in both the state and federal actions alleged that the defendants breached certain duties to CTI and that certain former officers and directors were unjustly enriched (and, in the federal action, violated the federal securities laws, specifically Sections 10(b) and 14(a) of the Exchange Act, and Rules 10(b)-5 and 14(a)-9 promulgated thereunder) by, among other things: (i) allowing and participating in an alleged scheme to backdate the grant dates of employee stock options to provide improper benefits to the recipients; (ii) allowing insiders, including certain of the defendants, to profit by trading in CTI's stock while allegedly in possession of material inside information; (iii) failing to oversee properly or implement procedures to detect and prevent the alleged improper practices; (iv) causing CTI to issue allegedly materially false and misleading proxy statements and to file other allegedly false and misleading documents with the SEC; and (v) exposing CTI to civil liability. The complaints sought unspecified damages and various forms of equitable relief.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•
$91.3 million (representing the remaining $92.5 million less the amount by which the Opt-out Credit exceeded the holdback described above) that was paid during the fourth quarter of the fiscal year ended January 31, 2012, of which $82.5 million was paid through the issuance of 12,462,236 shares of CTI's common stock and the remainder paid in cash.

Under the terms of the settlement agreement, if CTI received net cash proceeds from the sale of certain ARS held by it in an aggregate amount in excess of $50.0 million, CTI was required to use $50.0 million of such proceeds to prepay the settlement amounts referred to above and, if CTI received net cash proceeds from the sale of such ARS in an aggregate amount in excess of $100.0 million, CTI was required to use an additional $50.0 million of such proceeds to prepay the settlement amounts referred to above. In addition, CTI granted a security interest for the benefit of the plaintiff class in the account in which CTI held its ARS (other than the ARS that were held in an account with UBS) and the proceeds from any sales thereof, restricting CTI’s ability to use the proceeds from sales of such ARS until the amounts payable under the settlement agreement were paid in full. As of January 31, 2011, the Company had $33.4 million of cash received from sales and redemptions of ARS (including interest thereon) to which these provisions of the settlement agreement applied, which were classified in “Restricted cash and bank time deposits” within the consolidated balance sheet. Following the payment by CTI of the remaining amounts payable under the settlement agreement, the security interest for the benefit of the plaintiff class in CTI's account terminated.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pursuant to the amendment, Mr. Alexander agreed to waive certain rights to terminate the settlement and received the right to a credit in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. CTI’s settlement of claims against it in the class action was not contingent upon Mr. Alexander satisfying his payment obligations. Certain other defendants in the Direct Actions and the shareholder derivative actions agreed to pay CTI an aggregate of $1.4 million (of which $0.9 million has been received) and certain former directors relinquished certain outstanding unexercised stock options. As part of the settlement of the shareholder derivative actions, CTI paid, in October 2010, $9.4 million to cover the legal fees and expenses of the plaintiffs. In September 2010, CTI received insurance proceeds of $16.5 million under its directors’ and officers’ insurance policies in connection with the settlements of the shareholder derivative actions and the consolidated shareholder class action.
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
As of January 31, 2011, the Company had accrued liabilities for this matter of $146.2 million. As all amounts due under the settlement of the consolidated shareholder class action were paid during the fiscal year ended January 31, 2012, no liabilities were accrued in respect of this matter as of January 31, 2012.
Opt-Out Plaintiffs’ Action
On September 28, 2010, an action was filed in the United States District Court for the Eastern District of New York under the caption Maverick Fund, L.D.C., et al. v. Comverse Technology, Inc., et al., No. 10-cv-4436. Plaintiffs alleged that they were CTI shareholders who purchased CTI's publicly traded securities in 2005, 2006 and 2007. The plaintiffs, Maverick Fund, L.D.C. and certain affiliated investment funds, opted not to participate in the settlement of the consolidated shareholder class action described above. The complaint named CTI, its former Chief Executive Officer and certain of its former officers and directors as defendants and alleged, among other things, violations of Sections 10(b), 18 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and negligent misrepresentation in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options, other accounting practices at CTI and the timeline for CTI to become current in its periodic reporting obligations. The action sought compensatory damages in an unspecified amount. The Company filed a motion to dismiss the complaint in December 2010, and a hearing on the motion was conducted on March 4, 2011. On July 12, 2011, the Court dismissed the plaintiffs' claims related to their purchase of CTI's securities in 2007 and the claims against Andre Dahan, CTI's former President and Chief Executive Officer, and Avi Aronovitz, CTI's former Interim Chief Financial Officer, and otherwise denied CTI's motion to dismiss. On December 19, 2011, the parties executed a settlement agreement, pursuant to which CTI paid the plaintiffs approximately $9.5 million on December 28, 2011. On January 3, 2012, the parties filed a notice of dismissal, and on January 4, 2012, the Court dismissed the action.
In connection with this matter, the Company recorded a pre-tax charge of $4.9 million for the fiscal year ended January 31, 2012, representing the amount by which the settlement amount exceeded the Opt-out Credit and certain other credits under the settlement agreement of the consolidated shareholder class action.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ability to investigate and assert the unique facts, claims and defenses in these cases. To date, the stay has not yet been lifted.
Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both seek to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise by certain employees and former employees of certain CTI and Verint Systems stock options, respectively. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. The Katriel case has been consolidated with the Katriel case filed in the Tel Aviv District Court (Case Number 1334/09) and is subject to the stay discussed above. At the preliminary hearing in the Tel Aviv District Court in October 2011, the Deutsch case was also made subject to the stay discussed above. The Company did not accrue for these matters as the potential loss is currently not probable or reasonably estimable.
SEC Civil Actions
Promptly following the discovery of the errors and improprieties related to CTI's historic stock option grant practices and the creation of the Special Committee, CTI, through the Special Committee and its representatives, met with and informed the staff of the SEC of the underlying facts and the initiation of the Special Committee investigation. In March 2008, CTI received a “Wells Notice” from the staff of the SEC arising out of the SEC's investigation of CTI's historical stock option grant practices and certain unrelated accounting matters. The “Wells Notice” provided notification that the staff of the SEC intended to recommend that the SEC bring civil actions against CTI alleging violations of certain provisions of the federal securities laws.
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
As a result of CTI's inability to become current in its periodic reporting obligations under the federal securities laws in accordance with the final judgment and court order by February 8, 2010, CTI received an additional “Wells Notice” from the staff of the SEC on February 4, 2010. The “Wells Notice” provided notification that the staff of the SEC intended to recommend that the SEC institute an administrative proceeding to determine whether, pursuant to Section 12(j) of the Exchange Act, the SEC should suspend or revoke the registration of each class of CTI's securities registered under Section 12 of the Exchange Act. Under the process established by the SEC, recipients of a “Wells Notice” have the opportunity to make a Wells Submission before the staff of the SEC makes a formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. On February 25, 2010, CTI submitted a Wells Submission to the SEC in response to this Wells Notice. On March 23, 2010, the SEC issued an Order Instituting Administrative Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of CTI's common stock because, prior to the filing of the Annual Report on Form 10-K for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 with the SEC on October 4, 2010, CTI had not filed an Annual Report on Form 10-K since April 20, 2005 or a Quarterly Report on Form 10-Q since December 12, 2005. On July 22, 2010, the Administrative Law Judge issued an initial decision to revoke the registration of CTI's common stock. The initial decision did not become effective until the SEC issued a final order, which would indicate the date on which sanctions, if any, would take effect. On August 17, 2010, the SEC issued an order granting a petition by CTI for review of the Administrative Law Judge's initial decision to revoke the registration of CTI's common stock and setting forth a briefing schedule under which the final brief was filed on November 1, 2010. On February 17, 2011, the SEC issued an order directing the parties to file additional briefs in the matter and such briefs were filed on March 7, 2011. In May 2011, the SEC granted CTI's motion for oral argument and such argument was scheduled for July 14, 2011.
On July 13, 2011, CTI entered into an agreement in principle with the SEC's Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which terms were subsequently reflected in an Offer of Settlement made on July 26, 2011 and which the SEC accepted on September 8, 2011. Under the terms of the settlement, the SEC's Division of Enforcement agreed to recommend that the SEC resolve the Section 12(j) administrative proceeding against

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CTI if CTI filed its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 by 5:30 p.m. EDT on September 9, 2011 (which reports were filed on July 28, 2011) and its Quarterly Report for the fiscal quarter ended July 31, 2011 on a timely basis (which report was filed timely on September 8, 2011).
On September 16, 2011, the SEC ordered termination of the Section 12(j) administrative proceeding and entry of final judgment without the imposition of a remedy under such section. With the entry of final judgment, the Section 12(j) administrative proceeding has been resolved.
Investigation of Alleged Unlawful Payments
On March 16, 2009, CTI disclosed that the Audit Committee of its Board of Directors was conducting an internal investigation of alleged improper payments made by certain Comverse employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. The Audit Committee found that the conduct at issue did not involve CTI’s current executive officers. The Audit Committee also reviewed Comverse’s other existing and prior arrangements with agents. When the Audit Committee commenced the investigation, CTI voluntarily disclosed to the SEC and the Department of Justice (the "DOJ") these facts and advised that the Audit Committee had initiated an internal investigation and that the Audit Committee would provide the results of its investigation to the agencies. On April 27, 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. The Audit Committee provided information to, and cooperated fully with, the DOJ and the SEC with respect to its findings of the internal investigation and resulting remedial action.
On April 7, 2011, CTI entered into a non-prosecution agreement with the DOJ and the SEC submitted a settlement agreement with CTI to the United States District Court for the Eastern District of New York for its approval, which was obtained on April 12, 2011. These agreements resolved allegations that CTI and certain of its foreign subsidiaries violated the books and records and internal controls provisions of the U.S. Foreign Corrupt Practices Act (the "FCPA") by inaccurately recording certain improper payments made from 2003 through 2006 by certain former employees and an external sales agent of Comverse Ltd. or its subsidiaries, in connection with the sale of certain products in foreign jurisdictions.
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

Indemnifications
In the normal course of business, the Company provides indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. The Company evaluates its indemnifications for potential losses and in its evaluation considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Generally, the Company has not encountered significant charges as a result of such indemnification provisions. To the extent permitted under state laws or other applicable laws, the Company has agreements in which it agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the Company’s director’s or officer’s lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has certain director and officer insurance coverage that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. The Company is not able to estimate the fair value of these indemnification agreements in excess of applicable insurance coverage, if any.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.	QUARTERLY INFORMATION (UNAUDITED)
The following table shows selected results of operations for each of the quarters during the fiscal years ended January 31, 2012, and 2011:

	Fiscal Quarters Ended
	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$349,497	$386,367	$453,078	$405,455
(Loss) income from operations	(33,424)	12,062	32,130	16,267
Net (loss) income attributable to Comverse Technology, Inc. - Basic	(59,195)	(39,697)	35,690	4,476
Net (loss) income attributable to Comverse Technology, Inc. - Diluted	(59,197)	(39,765)	35,652	4,350
(Loss) earnings per share attributable to Comverse Technology, Inc.'s shareholders - Basic	(0.29)	(0.19)	0.17	0.02
(Loss) earnings per share attributable to Comverse Technology, Inc.’s shareholders - Diluted	(0.29)	(0.19)	0.17	0.02

	Fiscal Quarters Ended
	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$356,888	$410,242	$425,460	$430,837
(Loss) income from operations	(83,692)	(13,050)	23,302	23,525
Net (loss) income attributable to Comverse Technology, Inc.
Net (loss) income from continuing operations	(80,651)	(23,173)	(40,929)	19,136
Loss from discontinued operations, net of tax	(1,224)	(1,000)	(774)	(3,707)
Net (loss) income attributable to Comverse Technology, Inc.	$(81,875)	$(24,173)	$(41,703)	$15,429
Net (loss) income from continuing operations attributable to Comverse Technology, Inc.:
Basic	$(80,651)	$(23,173)	$(40,929)	$19,136
Diluted	(80,651)	(23,232)	(42,956)	18,903
(Loss) earnings per share from continuing operations attributable to Comverse Technology, Inc.’s shareholders:
Basic	(0.39)	(0.12)	(0.20)	0.10
Diluted	(0.39)	(0.12)	(0.21)	0.09
Loss from discontinued operations, net of tax, attributable to Comverse Technology, Inc.:
Basic	(1,224)	(1,000)	(774)	(3,707)
Diluted	(1,224)	(1,000)	(774)	(3,707)
Loss per share from discontinued operations attributable to Comverse Technology, Inc.’s shareholders:
Basic	(0.01)	—	—	(0.02)
Diluted	(0.01)	—	—	(0.02)
(Loss) earnings per share attributable to Comverse Technology, Inc.’s shareholders:
Basic	$(0.40)	$(0.12)	$(0.20)	$0.08
Diluted	$(0.40)	$(0.12)	$(0.21)	$0.07

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unaudited quarterly information shown above reflects the presentation of discontinued operations for the quarters in the fiscal year ended January 31, 2011 as a result of the Ulticom Sale on December 3, 2010 (see Note 19, Discontinued Operations).

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$171,046	$197,840
Restricted cash	—	33,367
Auction rate securities	272	72,441
Prepaid expenses and other current assets	3,808	2,242
Total current assets	175,126	305,890
Property and equipment, net	1,564	1,815
Advances to and investments in subsidiaries	444,453	445,433
Other assets	800	1,662
Total assets	$621,943	$754,800
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$27,757	$37,797
Convertible debt obligations	2,195	2,195
Litigation settlement	—	146,150
Total current liabilities	29,952	186,142
Other long-term liabilities	150,483	155,650
Total liabilities	180,435	341,792
Commitments and contingencies
Equity:
Common stock, $0.10 par value—authorized, 600,000,000 shares; issued, 219,708,779 and 204,937,882 shares, respectively; outstanding, 218,636,842 and 204,553,916, respectively	21,971	20,494
Treasury stock, at cost, 1,017,937 and 403,966 shares, respectively	(8,011)	(3,484)
Additional paid-in capital	2,198,086	2,088,717
Accumulated deficit	(1,766,364)	(1,707,638)
Accumulated other comprehensive income	(4,174)	14,919
Total equity	441,508	413,008
Total liabilities and equity	$621,943	$754,800

See notes to condensed financial statements.

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Years Ended January 31,
	2012	2011	2010
Management fees	$—	$—	$60
Selling, general and administrative expenses	(73,753)	(84,504)	(49,291)
Litigation settlement	(4,880)	17,500	—
Loss from operations	(78,633)	(67,004)	(49,231)
Interest income	1,758	1,922	3,271
Interest expense	(14)	(10)	(103)
Other-than-temporary impairment of investments	—	(407)	(6,914)
Other income	29,587	17,184	92
Loss before income taxes	(47,302)	(48,315)	(52,885)
Income tax benefit	5,675	4,445	47,617
Equity in losses of subsidiaries from continuing operations, net of tax	(17,099)	(81,747)	(225,162)
Net loss from continuing operations	(58,726)	(125,617)	(230,430)
Loss from discontinued operations, net of tax	—	(6,705)	(41,605)
Net loss	$(58,726)	$(132,322)	$(272,035)
Weighted average shares outstanding
Basic and diluted	208,301,686	205,162,720	204,513,420
Loss per share:
Basic
Continuing operations	$(0.28)	$(0.61)	$(1.13)
Discontinued operations	$—	$(0.03)	$(0.20)
Basic loss per share	$(0.28)	$(0.64)	$(1.33)
Diluted
Continuing operations	$(0.28)	$(0.62)	$(1.13)
Discontinued operations	$—	$(0.03)	$(0.20)
Diluted loss per share	$(0.28)	$(0.65)	$(1.33)

See notes to condensed financial statements.

COMVERSE TECHNOLOGY, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended January 31,
	2012	2011	2010
Net cash used in operating activities	$(139,642)	$(97,062)	$(23,045)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	74,950	57,218	26,370
Proceeds from sale of Verint Systems, Inc. shares of common stock	—	76,475	—
Proceeds from sale of Ulticom, Inc.	—	13,211	—
Purchase of property and equipment	(4)	(84)	(891)
Payments from subsidiaries, net	6,949	68,247	6,150
Net change in restricted cash	33,367	(7,223)	(26,144)
Dividend received from discontinued operations	—	42,399	135,323
Net cash provided by investing activities	115,262	250,243	140,808
Cash flows from financing activities:
Repurchase of convertible debt obligations	—	—	(417,282)
Repurchase of common stock	(4,527)	(1,906)	(359)
Proceeds from exercise of stock options	2,113	—	—
Net cash used in financing activities	(2,414)	(1,906)	(417,641)
Net increase (decrease) in cash and cash equivalents	(26,794)	151,275	(299,878)
Cash and cash equivalents, beginning of year	197,840	46,565	346,443
Cash and cash equivalents, end of year	$171,046	$197,840	$46,565

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

1.	BASIS OF PRESENTATION
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
Comverse Share Distribution
The Parent Company intends to distribute 100% of the shares of Comverse, Inc. to the Parent Company's shareholders on a pro rata basis (the "Comverse share distribution") . The Parent Company is currently exploring, and expects to finalize and announce, the structure that will result in the most efficient method of distribution. The Comverse share distribution is expected to occur in the second half of the fiscal year ending January 31, 2013. In addition, the Parent Company is exploring alternatives to eliminate its holding company structure either simultaneous with or shortly after the distribution of the Comverse, Inc. shares. The Comverse share distribution is subject to a number of conditions, including final approval of the transaction by the Parent Company's Board, filings with, and the completion of a review process by, the Securities and Exchange Commission (the "SEC"), the approval of the Parent Company shareholders and final approval of certain material agreements by the boards of each of the Parent Company and Comverse. The Comverse share distribution may also be conditioned upon receipt of a favorable ruling from the Internal Revenue Service regarding certain tax aspects of the distribution.
Upon completion of the proposed Comverse share distribution and prior to the effect of any transaction that would eliminate the Parent Company's holding company structure, Parent Company shareholders at the time of the distribution would continue to hold their equity in the Parent Company as well as own 100% of the equity of Comverse, Inc.
Verint Strategic Alternative Exploration
The Parent Company is exploring all options to maximize the value of its equity interests in Verint for the benefit of the shareholders of both the Parent Company and Verint. The ultimate execution of any alternative will take into account a number of considerations, including, without limitation, tax efficiency and, depending upon the circumstances, the separate recommendation of Verint's directors who are not directors or officers of the Parent Company.
Sale of Ulticom
On December 3, 2010, the Parent Company sold its subsidiary, Ulticom, Inc. to a third party (the “Ulticom Sale”) for an aggregate consideration of up to $17.2 million. As a result of the Ulticom Sale, the results of operations of Ulticom, including the gain on the Ulticom sale of $2.9 million, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Parent Company’s statements of operations for the fiscal years ended January 31, 2011 and 2010, respectively.
Restrictions on Access to Subsidiary Cash
The Parent Company’s Verint subsidiary has long-term debt outstanding as of January 31, 2012 and 2011 under a credit agreement that contains certain restrictive covenants which, among other things, preclude Verint Systems from paying cash dividends and limit its ability to make asset distributions to its stockholders, including the Parent Company. As of January 31, 2012 and 2011, the Parent Company’s Comverse Ltd. subsidiary was required to maintain an aggregate of $28.0 million and $25.0 million, respectively, as compensating cash balances under the terms of lines of credit that Comverse Ltd. had with two banks, restricting Comverse Ltd.’s ability to use such funds. In addition, pursuant to its investment agreements, the Parent Company’s Starhome subsidiary is precluded from paying cash dividends to its shareholders without the approval of certain minority shareholders. As the restricted net assets represent a significant portion of the Company’s consolidated net assets, these condensed financial statements have been presented on a “parent-only” basis.

2.	RESTRICTED CASH AND AUCTION RATE SECURITIES
As of January 31, 2011, restricted cash includes proceeds received from sales and redemptions of auction rate securities (“ARS”) (including interest thereon) that were restricted under the terms of the consolidated shareholder class action settlement agreement. In addition, as of January 31, 2011, all ARS were restricted pursuant to such settlement agreement. See Note 3, Investments, and Note 26, Commitments and Contingencies, of the consolidated financial statements for disclosures relating to restrictions on ARS and cash proceeds from the sale and redemption of ARS. As of January 31, 2011, $33.4 million of sales proceeds (including interest thereon) were classified in “Restricted cash.”
During the fourth quarter of the fiscal year ended January 31, 2012, the Parent Company paid all remaining amounts under the settlement agreement using restricted cash received from sales and redemptions of ARS and shares of its common stock and, accordingly, all ARS and remaining cash proceeds received from sales and redemptions of ARS became unrestricted. Accordingly, as of January 31, 2012, there was no restricted cash balance on the Parent Company's condensed balance sheet.

3.	DEBT
As of January 31, 2012 and 2011, the Parent Company had $2.2 million and aggregate principal amount of outstanding convertible debt obligations (the “Convertible Debt Obligations”). During the fiscal year ended January 31, 2010, the Parent Company commenced a tender offer, in accordance with the terms of the indenture, pursuant to which the Parent Company purchased $417.3 million in aggregate principal amount of its Convertible Debt Obligations. Refer to Note 12, Debt, of the consolidated financial statements for a description of the significant provisions of the Convertible Debt Obligations.

4.	COMMITMENTS AND CONTINGENCIES
The Parent Company is a party to various actions. For a more comprehensive discussion, see Note 26, Commitments and Contingencies, of the consolidated financial statements.
Shareholder Class and Derivative Actions
In December, 2009, the Parent Company entered into agreements to settle a shareholder class action and consolidated shareholder derivative actions for an aggregate amount of $174.4 million, including legal fees and expenses of the plaintiffs of $9.4 million, which has been accrued for during the fiscal year ended January 31, 2007. The agreement to settle the consolidated shareholder class action was amended on June 19, 2010. Pursuant to the amendment, CTI agreed to waive certain rights to terminate the settlement in exchange for a deferral of the timing of scheduled payments of the settlement consideration and the right to a credit (the “Opt-out Credit”) in respect of a portion of the settlement funds that would have been payable to a class member that elected not to participate in and be bound by the settlement. Under the settlement agreement of the consolidated shareholder class action, the Parent Company paid the plaintiff class $160.2 million, of which $82.5 million was paid through the issuance of 12,462,236 shares of Parent Company common stock.
Opt-Out Plaintiffs' Action
On December 19, 2011, the Parent Company and the Opt-out plaintiff executed a settlement agreement, pursuant to which the Parent Company paid the plaintiffs approximately $9.5 million on December 28, 2011. On January 3, 2012, the parties filed a notice of dismissal, and on January 4, 2012, the Court dismissed the action.
In connection with this matter, the Parent Company recorded a pre-tax charge of $4.9 million for the fiscal year ended January 31, 2012, representing the amount by which the settlement amount exceeded the Opt-out Credit and certain other credits under the settlement agreement of the consolidated shareholder class action.
SEC Civil Actions
On July 13, 2011, the Parent Company entered into an agreement in principle with the SEC's Division of Enforcement regarding the terms of a settlement of the Section 12(j) administrative proceeding, which terms were subsequently reflected in an Offer of Settlement made on July 26, 2011 and which the SEC accepted on September 8, 2011. Under the terms of the settlement, the SEC's Division of Enforcement agreed to recommend that the SEC resolve the Section 12(j) administrative proceeding against the Parent Company if the Parent Company filed its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 by 5:30 p.m. EDT on September 9, 2011 (which reports were filed on July 28, 2011) and its Quarterly Report for the fiscal quarter ended July 31, 2011 on a timely basis (which report was filed timely on September 8, 2011). On September 16, 2011, the SEC ordered termination of the Section 12(j) administrative proceeding and entry of final judgment without the imposition of a remedy under such section. With the entry of final judgment, the Section 12(j) administrative proceeding has been resolved.
Investigation of Alleged Unlawful Payments
On April 7, 2011, the Parent Company entered into a non-prosecution agreement with the DOJ and the SEC submitted a settlement agreement with the Parent Company to the United States District Court for the Eastern District of New York for its approval, which was obtained on April 12, 2011. These agreements resolved allegations that the Parent Company and certain of its foreign subsidiaries violated the books and records and internal controls provisions of the U.S. Foreign Corrupt Practices Act (the "FCPA").

Under the non-prosecution agreement with the DOJ, the Parent Company paid a fine of $1.2 million to the DOJ and agreed to continue to implement improvements in its internal controls and anti-corruption practices and policies. Under its settlement agreement with the SEC, the Parent Company paid approximately $1.6 million in disgorgement and pre-judgment interest and is required under a conduct-based injunction to comply with the books and records and internal controls provisions of the FCPA. The Parent Company recorded charges associated with this matter during the fiscal year ended January 31, 2009.

5.	SALE OF SHARES OF VERINT SYSTEMS’ COMMON STOCK
Effective July 15, 2010, the Parent Company made a demand pursuant to the Original Registration Rights Agreement to have up to 2.8 million shares of Verint Systems’ common stock registered in a registration statement on Form S-1. On January 14, 2011, CTI completed the sale of 2.3 million shares of Verint Systems’ common stock in a secondary public offering for aggregate proceeds net of underwriting discounts and commissions of $76.5 million. The sale of shares of Verint Systems’ common stock was accounted for as an equity transaction. As a result, for the fiscal year ended January 31, 2011 the Parent Company increased “Additional paid-in capital” by $52.2 million, increased “Accumulated other comprehensive income” by $2.6 million and reduced investments in subsidiaries by $4.5 million. See Note 25, Related Party Transactions, Sale of Shares of Verint Systems’ Common Stock, of the consolidated financial statements for a more detailed discussion.

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
Ulticom, Inc. was a majority-owned publicly-traded subsidiary of the Parent Company prior to its sale on December 3, 2010. For a more comprehensive discussion of the Ulticom Sale, see Note 19, Discontinued Operations, of the consolidated financial statements.
The equity in losses of Ulticom, net of tax, and the gain on the sale of Ulticom, net of tax of $2.9 million, are reflected in discontinued operations, less applicable income taxes, as a separate component of net loss in the Parent Company’s statements of operations for the fiscal years ended January 31, 2011 and 2010, respectively.
The amounts included in discontinued operations were as follows:

	Fiscal Years Ended January 31,
	2011	2010
	(in thousands)
Equity in losses of discontinued operations, net of tax	$(9,632)	$(41,605)
Gain on sale of discontinued operation, net of tax	2,927	—
Loss from discontinued operation, net of tax	$(6,705)	$(41,605)

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Fiscal Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Other (1)	Balance at End of Fiscal Year
Allowance for doubtful accounts:
Fiscal Year Ended January 31, 2012	$13,237	$5,869	$(6,805)	$(99)	12,202
Fiscal Year Ended January 31, 2011	16,877	1,511	(6,016)	865	13,237
Fiscal Year Ended January 31, 2010	15,703	3,534	(2,833)	473	16,877
Inventory obsolescence:
Fiscal Year Ended January 31, 2012	$26,409	$5,114	$(7,640)	$55	$23,938
Fiscal Year Ended January 31, 2011	26,801	13,038	(13,487)	57	26,409
Fiscal Year Ended January 31, 2010	26,561	8,397	(8,120)	(37)	26,801
Valuation allowance on income tax assets:
Fiscal Year Ended January 31, 2012	$319,679	$20,674	$—	$226	$340,579
Fiscal Year Ended January 31, 2011	319,789	22,310	—	(22,420)	319,679
Fiscal Year Ended January 31, 2010	285,658	38,286	—	(4,155)	319,789
Warranties: (2)
Fiscal Year Ended January 31, 2012	$1,996	$771	$(389)	$(363)	$2,015
Fiscal Year Ended January 31, 2011	1,292	957	(121)	(132)	1,996
Fiscal Year Ended January 31, 2010	1,188	220	(42)	(74)	1,292

(1)	Primarily consists of (i) the allocation of tax from continuing operations to discontinued operations, additional paid-in capital and other comprehensive income, and (ii) translation adjustments.

(2)	Included in “Accounts payable and accrued expenses” in the consolidated balance sheets.