Form 10-K/A
period 2012-01-31
COMVERSE TECHNOLOGY INC/NY/
filed 2012-04-04
CIK 803014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

Comverse Technology, Inc. (the "Company") is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission on April 2, 2012 (the “Original Form 10-K”), for the sole purpose of correcting certain technical and formatting errors within its Interactive Data File included in the Original Form 10-K filing as Exhibit 101.1. Specifically, the number of shares of common stock outstanding and the public float included in the document and entity information section was corrected.

Except for the matters described above and the inclusion of certain current dated certifications of the Company's Principal Executive Officer and Principal Financial Officer, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Documents included as part of this Form 10-K/A:

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

Exhibit No.	Exhibit Description

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

Exhibit No.	Exhibit Description

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

Exhibit No.	Exhibit Description
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

101.1
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, (vi) Financial Statement Schedule I and (vii) Financial Statement Schedule II.*****

___________
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

COMVERSE TECHNOLOGY, INC.

April 4, 2012	By:	/s/ Charles J. Burdick
Charles J. Burdick
Chief Executive Officer