Form 10-Q
period 2012-04-30
COMVERSE TECHNOLOGY INC/NY/
filed 2012-06-11
CIK 803014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
or

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
There were 219,046,954 shares of the registrant’s common stock outstanding on May 15, 2012.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•
risks associated with the proposed distribution by CTI of 100% of the shares of Comverse, Inc. to CTI shareholders on a pro rata basis (referred to as the share distribution), including, the potential harm to our business as a result of management's distraction from our business due to our efforts to complete the share distribution, the incurrence of expenses in connection therewith in excess of our expectations, and the risks that if the share distribution is completed, each of CTI and Comverse will be smaller companies that may be subject to increased instability, the share distribution would separate from us Comverse's business, which represents significant value and almost all of our cash flow, our share price may decline if there are excessive sales of our stock by shareholders that invested in our company because of our holdings in Comverse and, prior to any elimination of the CTI holding company structure, our dependence on Comverse's performance of various transition services agreements necessary for our ongoing operations;

•
the risk of diminishment in our capital resources as a result of, among other things, future negative cash flows from operations at Comverse, the continued incurrence of professional fees by CTI and Comverse in connection with the filing by CTI of periodic reports under the federal securities laws and the remediation of a material weakness in internal control over financial reporting and the costs associated with the proposed share distribution;

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

•	the potential loss of business opportunities due to continued concern on the part of customers and partners, about our financial condition;

•	the difficulty in predicting quarterly and annual operating results as a result of a high percentage of orders typically

i

generated late in fiscal quarters and in fiscal years, lengthy and variable sales cycles, the competitive bidding process required by customers, focus on large customers and installations and short delivery windows required by customers;

•
the effects of any potential decline or weakness in the global economy (due to among other things, the downgrade of the U.S. credit rating and European sovereign debt crisis) on the telecommunications industry, which may result in reduced information technology (or IT) spending and reduced demand for our subsidiaries’ products and services;

•
the risk that we will not be able to complete the proposed share distribution due to our inability to satisfy the requisite conditions thereto, including, among others, completion of the review process of the related registration statement by the Securities and Exchange Commission (or the SEC) or for any other reasons including a decision of our board not to proceed with the share distribution;

•
the risk that, if CTI ceases to maintain a majority of the voting power of Verint Systems’ outstanding equity securities and ceases to maintain control over Verint’s operations, it may be required to no longer consolidate Verint’s financial statements within its consolidated financial statements and, in such event, the presentation of CTI’s consolidated financial statements would be materially different from the presentation for the fiscal periods covered by this Quarterly Report;

•
the continuation of a material weakness related to income taxes or the discovery of additional material weaknesses in our internal control over financial reporting and any delay in the implementation of remedial measures;

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

ii

economic and military conditions in foreign countries, conducting operations in countries with a history of corruption, entering into transactions with foreign governments and ensuring compliance with laws that prohibit improper payments;

•	potential adverse fluctuations of currency exchange rates;

•
risks relating to our significant operations in Israel, including economic, political and/or military conditions in Israel and the Middle East, and uncertainties relating to research and development grants, tax benefits and the ability of our Israeli subsidiaries to pay dividends;

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
These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Item 1A, “Risk Factors” of our Annual Report on form 10-K for the fiscal year ended January 31, 2012 (or the 2011 Form 10-K) and in Part II, Item 1A "Risk Factors" of this Quarterly Report. The documents and reports we file with the SEC are available through CTI, or its website, www.cmvt.com, or through the SEC’s Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. CTI undertakes no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	April 30, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$491,023	$515,637
Restricted cash and bank time deposits	41,712	41,756
Auction rate securities	—	272
Accounts receivable, net of allowance of $11,755 and $12,202, respectively	288,947	290,599
Inventories, net	50,098	44,405
Deferred cost of revenue	39,033	47,203
Deferred income taxes	23,746	23,555
Prepaid expenses and other current assets	93,274	100,799
Total current assets	1,027,833	1,064,226
Property and equipment, net	74,837	75,713
Goodwill	1,062,520	1,057,231
Intangible assets, net	192,643	206,264
Deferred cost of revenue	113,842	121,392
Deferred income taxes	19,016	19,620
Other assets	99,173	101,455
Total assets	$2,589,864	$2,645,901
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$377,533	$383,861
Convertible debt obligations	2,195	2,195
Deferred revenue	523,433	522,575
Deferred income taxes	8,989	9,798
Bank loans	6,239	6,228
Income taxes payable	11,151	8,586
Other current liabilities	52,904	41,950
Total current liabilities	982,444	975,193
Bank loans	589,392	591,151
Deferred revenue	208,644	230,668
Deferred income taxes	92,140	81,946
Other long-term liabilities	194,012	214,191
Total liabilities	2,066,632	2,093,149
Commitments and contingencies
Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued 220,306,639 and 219,708,779 shares, respectively; outstanding, 219,045,829 and 218,636,842 shares, respectively	22,031	21,971
Treasury stock, at cost, 1,260,810 and 1,071,937 shares, respectively	(9,217)	(8,011)
Additional paid-in capital	2,201,921	2,198,086
Accumulated deficit	(1,819,574)	(1,766,364)
Accumulated other comprehensive income (loss)	2,340	(4,174)
Total Comverse Technology, Inc. shareholders’ equity	397,501	441,508
Noncontrolling interest	125,731	111,244
Total equity	523,232	552,752
Total liabilities and equity	$2,589,864	$2,645,901
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended April 30,
	2012	2011
Revenue:
Product revenue	$144,502	$142,035
Service revenue	199,165	207,462
Total revenue	343,667	349,497
Costs and expenses:
Product costs	61,601	54,611
Service costs	103,847	111,437
Research and development, net	49,655	54,439
Selling, general and administrative	145,312	151,347
Other operating expenses:
Restructuring charges	680	11,087
Total costs and expenses	361,095	382,921
Loss from operations	(17,428)	(33,424)
Interest income	366	1,117
Interest expense	(7,920)	(9,128)
Loss on extinguishment of debt	—	(8,136)
Other expense, net	(471)	(122)
Loss before income tax provision	(25,453)	(49,693)
Income tax provision	(20,151)	(7,425)
Net loss	(45,604)	(57,118)
Less: Net income attributable to noncontrolling interest	(7,606)	(2,077)
Net loss attributable to Comverse Technology, Inc.	$(53,210)	$(59,195)
Weighted average common shares outstanding:
Basic and Diluted	218,855,251	205,699,533
Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic and Diluted	$(0.24)	$(0.29)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	Three Months Ended April 30,
	2012	2011

Net loss	$(45,604)	$(57,118)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,738	4,400
Changes in accumulated OCI on available-for-sale securities, net of tax	3,760	96
Changes in accumulated OCI on cash flow hedges, net of tax	(19)	3,163
Other comprehensive income, net of tax	9,479	7,659
Comprehensive loss	(36,125)	(49,459)
Less: comprehensive income attributable to noncontrolling interest	(10,571)	(7,797)
Comprehensive loss attributable to Comverse Technology, Inc.	$(46,696)	$(57,256)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net cash used in operating activities	$(14,570)	$(51,804)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	394	412
Acquisition of businesses, including adjustments, net of cash acquired	(660)	(11,958)
Purchase of property and equipment	(5,864)	(4,606)
Capitalization of software development costs	(1,127)	(1,076)
Net change in restricted cash and bank time deposits	(14)	949
Settlement of derivative financial instruments not designated as hedges	(445)	(887)
Other, net	265	201
Net cash used in investing activities	(7,451)	(16,965)
Cash flows from financing activities:
Debt issuance costs and other debt-related costs	—	(13,952)
Proceeds from borrowings, net of original issuance discount	—	597,000
Repayment of bank loans, long-term debt and other financing obligations	(1,767)	(589,362)
Repurchase of common stock	(1,206)	(1,425)
Net payments from repurchase of common stock by a subsidiary	(369)	(502)
Proceeds from exercises of stock options	1,043	5,122
Other, net	(1,424)	(1,804)
Net cash used in financing activities	(3,723)	(4,923)
Effects of exchange rates on cash and cash equivalents	1,130	7,603
Net decrease in cash and cash equivalents	(24,614)	(66,089)
Cash and cash equivalents, beginning of period	515,637	581,390
Cash and cash equivalents, end of period	$491,023	$515,301
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,028	$1,974
Inventory transfers to (from) property and equipment	$632	$(2,895)
Accrued but unpaid debt issuance and other debt-related costs	$—	$999
Liabilities for contingent consideration recorded for business combination	$—	$904
Leasehold improvements funded by lease incentive	$329	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION
Company Background
Comverse Technology, Inc. (“CTI” and, together with its subsidiaries, the “Company”) is a holding company organized as a New York corporation in October 1984 that conducts business through its subsidiaries, principally, its wholly-owned subsidiary, Comverse, Inc. (together with its subsidiaries, “Comverse”), and its majority-owned subsidiaries, Verint Systems Inc. (“Verint Systems” and together with its subsidiaries, “Verint”) and Starhome B.V. (together with its subsidiaries, “Starhome”).
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
Comverse's products and services are used by more than 450 wireless, wireline and cable network communication service providers in more than 125 countries, including the majority of the world's 100 largest wireless network operators. Comverse's products and services are designed to generate voice and data network traffic, increase revenue and customer loyalty, monetize services and improve operational efficiency.
Comverse Share Distribution
On January 11, 2012, CTI announced its plan to spin-off Comverse as an independent, publicly-traded company, to be accomplished by means of a pro rata distribution of 100% of Comverse's outstanding common shares to CTI's shareholders (the “share distribution”). Following the share distribution, CTI will cease to own any equity interest in Comverse.
The share distribution is subject to a number of conditions, including receipt of an opinion with respect to the capital adequacy of CTI and Comverse from a nationally recognized provider of such opinions, final approval of the transaction by CTI's Board, the approval of the share distribution by holders of at least two-thirds of the CTI common shares, final approval of certain material agreements by the boards of each of CTI and Comverse and the completion of the review process of Comverse's registration statement on Form 10 by the Securities and Exchange Commission (the "SEC").
In addition, CTI is exploring alternatives to eliminate its holding company structure simultaneous with or shortly after the share distribution.
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
In the enterprise intelligence market, Verint's workforce optimization and voice of the customer solutions help organizations enhance the customer service experience, increase customer loyalty, enhance products and services, reduce operating costs, and drive revenue. In the security intelligence market, Verint's communications and cyber intelligence, video

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and situation intelligence and public safety solutions help government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.
Verint Strategic Alternative Exploration
CTI is exploring all options to maximize the value of its equity interests in Verint for the benefit of the shareholders of both CTI and Verint. These options include a sale of Verint to a financial or strategic buyer, a merger of CTI and Verint or a sale of CTI to a third party interested in buying Verint through an initial acquisition of the controlling interest therein. The ultimate execution of any alternative will take into account a number of considerations, including, without limitation, tax efficiency and, depending upon the circumstances, the separate recommendation of Verint's directors who are not directors or officers of CTI.
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

Condensed Consolidated Financial Statements Preparation
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (the “2011 Form 10-K”). The condensed consolidated statements of operations, comprehensive loss and cash flows for the periods ended April 30, 2012 and 2011, and the condensed consolidated balance sheet as of April 30, 2012 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. The condensed consolidated balance sheet as of January 31, 2012 is derived from the audited consolidated financial statements presented in the 2011 Form 10-K. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2011 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.
For information regarding measurement period adjustments related to certain business combinations that have been applied retrospectively to condensed consolidated balance sheet as of January 31, 2012, refer to Note 5, “Business Combinations.”
Principles of Consolidation
The accompanying condensed consolidated financial statements include CTI and its wholly-owned subsidiaries and its controlled and majority-owned subsidiaries, which include Verint Systems (in which CTI owned 41.6% of the common stock and held 52.5% of the voting power as of April 30, 2012) and Starhome B.V. (66.5% owned as of April 30, 2012). For controlled subsidiaries that are not wholly-owned, the noncontrolling interest is included as a separate component of “Net income (loss)” in the condensed consolidated statements of operations and “Total equity” in the condensed consolidated balance sheets. Verint Systems holds a 50% equity interest in a consolidated variable interest entity in which it is the primary beneficiary. The results of operations of this variable interest entity for the three months ended April 30, 2012 and 2011 were not significant to the condensed consolidated statements of operations.
All intercompany balances and transactions have been eliminated.
The Company includes the results of operations of acquired businesses from the dates of acquisition.
Changes in Reportable Segments
The Company changed its reportable segments during the three months ended October 31, 2011. The Company’s reportable segments now consist of Comverse BSS, Comverse VAS, and Verint. The results of operations of all the other operations of the Company, including the Comverse Mobile Internet ("Comverse MI") operating segment, Comverse's Netcentrex operations, Comverse's global corporate functions that support its business units, Starhome B.V. and its subsidiaries,

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

miscellaneous operations and CTI's holding company operations, are included in the column captioned “All Other” as part of the Company’s business segment presentation. The operating segments included in “All Other” do not meet the quantitative thresholds required for a separate presentation or the aggregation criteria under segment reporting guidance (see Note 17, Business Segment Information). The Company has recast the presentation of its segment information for the three months ended April 30, 2011 to reflect these reportable segments.
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
Cash Position
The Company incurred substantial losses and experienced negative cash flows during the three fiscal years ended January 31, 2012 and the three months ended April 30, 2012, and had a significant accumulated deficit as of April 30, 2012.
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
Standards Implemented

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance was effective for the Company for the interim period ended April 30, 2012. The adoption of this guidance did not materially impact the Company's condensed consolidated financial statements.
In June 2011, the FASB issued accounting guidance, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the option to present components of other comprehensive

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

income as part of the statement of equity. Under the new guidance, entities are required to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB amended and updated the guidance issued in June 2011 to defer certain presentation requirements. The amended and updated guidance was effective for the Company for the interim period ended April 30, 2012 and has been applied retrospectively as required by this standard. Other than the change in presentation, adoption of this guidance did not impact the Company's condensed consolidated financial statements.

3.	INVESTMENTS
Investments with original maturities of three months or less, when purchased, are included in cash and cash equivalents, in “Restricted cash and bank time deposits” or in long-term restricted cash (long-term restricted cash is classified within "Other assets") in the condensed consolidated balance sheets. As of April 30, 2012 and January 31, 2012, such investments included commercial paper and money market funds totaling $200.1 million and $217.3 million, respectively. There were no unrealized gains (losses) on these investments as of April 30, 2012 and January 31, 2012. As of April 30, 2012, the Company held no other investments.
As of January 31, 2012, the Company had other investments in available-for-sale securities which are set forth in the following table:

	January 31, 2012
		Included in Accumulated Other Comprehensive Income
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cumulative Impairment Charges	Estimated Fair Value
	(In thousands)
Short-term:
Auction rate securities - Corporate issuers	$7,500	$34	$—	$(7,262)	$272
Total short-term investments	$7,500	$34	$—	$(7,262)	$272
The Company received cash proceeds from sales and redemptions of ARS and other investments of $0.4 million for both the three months ended April 30, 2012 and 2011.
The gross realized gains and losses on the Company’s investments for the three months ended April 30, 2012 and 2011 are as follows:

	Three Months Ended April 30,
	Gross Realized Gains	Gross Realized Losses
	(In thousands)
2012	$156	$—
2011	$95	$—

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of other comprehensive income (“OCI”) related to available-for-sale securities are as follows:

	Three Months Ended April 30,
	2012	2011
	(In thousands)
Accumulated OCI related to available-for-sale securities, beginning of the period	$(3,760)	$17,871
Unrealized gains on available-for-sale securities	—	161
Reclassification adjustment for gains included in net loss	(34)	(65)
Changes in accumulated OCI on available-for-sale securities, before tax	(34)	96
Deferred income tax benefit	3,794	—
Changes in accumulated OCI on available-for-sale securities, net of tax	3,760	96
Accumulated OCI related to available-for-sale securities, end of the period	$—	$17,967

4.	INVENTORIES, NET
Inventories, net as of April 30, 2012 and January 31, 2012 consist of:

	April 30, 2012	January 31, 2012
	(In thousands)
Raw materials	$47,195	$45,723
Work in process	18,835	15,021
Finished goods	7,737	7,599
Total inventories	73,767	68,343
Less: reserves for excess and obsolete inventories	(23,669)	(23,938)
Inventories, net	$50,098	$44,405

5.	BUSINESS COMBINATIONS
The Company did not execute any business combinations during the three months ended April 30, 2012.
Verint Segment
Vovici Acquisition
On August 4, 2011, Verint acquired all of the outstanding shares of Vovici Corporation (“Vovici”), a U.S.-based privately-held provider of online survey management and enterprise feedback solutions for total consideration of $66.1 million. Included in this consideration was $9.9 million for the fair value of potential additional cash payments to the former Vovici shareholders of up to approximately $19.1 million, contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2013.
At each reporting date, the contingent consideration obligations associated with business combinations are revalued to their estimated fair values and any increases or decreases in fair values are reflected within “Selling, general and administrative” expenses in the Company’s condensed consolidated statements of operations.
For the three months ended April 30, 2012, the Company recorded a charge of approximately $0.3 million within “Selling, general and administrative” expenses for the change in the fair value of the Vovici contingent consideration obligation from $7.2 million at January 31, 2012 to $7.5 million at April 30, 2012, which primarily reflected the impact of revised expectations of achieving the performance targets. As of April 30, 2012, no payments had been made to the former Vovici shareholders under this arrangement.
Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of Vovici, totaled $0.2 million for the three months ended April 30, 2012, and were expensed as incurred and

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

recorded within “Selling, general and administrative” expenses.
Global Management Technologies Acquisition
On October 7, 2011, Verint acquired all of the outstanding shares of Global Management Technologies Corporation (“GMT”), a U.S.-based, privately-held provider of workforce management solutions whose software and services are widely used by organizations, particularly in retail branch banking environments for total consideration of $36.6 million. Included in this consideration was $12.0 million for the fair value of potential additional cash payments to the former GMT shareholders of up to approximately $17.4 million, contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2014.
For the three months ended April 30, 2012, the Company recorded a benefit of approximately $3.6 million within “Selling, general and administrative” expenses for the change in the fair value of the contingent consideration obligation from $9.6 million as of January 31, 2012 to $6.0 million as of April 30, 2012, which primarily reflected the impact of revised expectations of achieving the performance targets.  As of April 30, 2012, no payments had been made to the former GMT shareholders under this arrangement.
Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of GMT, totaled $0.2 million for the three months ended April 30, 2012, were expensed as incurred and recorded within “Selling, general and administrative” expenses.
Other Business Combinations
During the fiscal year ended January 31, 2012, Verint executed five additional business combinations for total combined consideration of $55.2 million, including $20.5 million for the fair value of potential additional cash payments to the respective former shareholders or asset owners aggregating up to approximately $41.0 million contingent upon the achievement of certain performance targets over periods extending through January 31, 2015. Two of these combinations were acquisitions of assets in transactions that qualified as business combinations.
For the three months ended April 30, 2012, the Company recorded net charges of $0.3 million within “Selling, general and administrative” expenses for changes in the aggregate fair values of the contingent consideration obligations associated with these acquisitions from $20.1 million as of January 31, 2012 to $20.4 million as of April 30, 2012, which primarily reflected the impact of revised expectations of achieving the performance targets, as well as decreases in the discount periods since the acquisition dates. As of April 30, 2012, no payments have been made to the respective former shareholders or asset owners under these arrangements.
Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.3 million for the three months ended April 30, 2012, and were expensed as incurred and recorded within "Selling, general and administrative" expenses.
As of January 31, 2012, the tax deductibility of $21.4 million of the goodwill associated with these business combinations, was still being assessed. Purchase price allocation adjustments, as discussed below, as well as fluctuations in foreign currency exchange rates reduced this goodwill to $17.0 million as of April 30, 2012, and the Company has concluded that $6.9 million of this goodwill is tax deductible, and $10.1 million is not tax deductible.
In connection with the foregoing business combinations, Verint has evaluated and continues to evaluate the impact of certain liabilities associated with pre-acquisition business activities of the acquired company. As of January 31, 2012, the current and long-term liabilities for these matters were $4.0 million and $4.7 million, respectively. Corresponding indemnification assets were reflected within current and long-term assets, recognizing the selling shareholders’ contractual obligation to indemnify Verint for these pre-acquisition liabilities, and were measured on the same basis as the corresponding liabilities. As of April 30, 2012, the current and long-term liabilities for these matters and corresponding indemnification assets, were reduced to $3.6 million and $4.3 million, respectively. The changes in these amounts during the three months ended April 30, 2012 reflected the derecognition of certain liabilities and corresponding indemnification assets and foreign currency exchange rate fluctuations. These changes did not impact the Company's condensed consolidated statements of operations.
The Company is continuing to gather and assess information in this regard, and changes to the amounts previously recorded resulting from facts and circumstances that existed as of the acquisition date regarding these matters, if any, during the remainder of the measurement period, will be included in the purchase price allocation and, subsequently, in the Company’s

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

results of operations.
Purchase Price Allocations
The purchase price allocations for acquisitions completed during the year ended January 31, 2012 were provisional and were based on information that was available to the Company as of the respective acquisition dates, and represented the Company's best estimates of the fair values of the assets acquired and liabilities assumed.
Based upon additional information obtained during the three months ended April 30, 2012 about facts and circumstances that existed as of the respective acquisition dates, the Company adjusted the purchase price allocations for several acquisitions completed during the fiscal year ended January 31, 2012, as described below:

•	For the Vovici purchase price allocation, the Company reduced certain liabilities by $0.2 million and recorded a corresponding reduction of goodwill; and

•
For the purchase price allocation associated with Verint's August 2, 2011 acquisition, the Company adjusted certain acquisition-date deferred income taxes, which also required the Company to change several assumptions in the discounted cash flow models used to estimate the fair values of certain identified intangible assets. As a result, the estimated acquisition-date fair values of the developed technology and customer relationship intangible assets identified in this acquisition decreased by $0.3 million and $0.4 million, respectively, net deferred income tax liabilities decreased by $3.8 million, and goodwill decreased by $3.1 million. For the purchase price allocation associated with the January 5, 2012 acquisition, the Company recorded minor refinements to the purchase price and to certain liabilities, which resulted in a $0.1 million increase in goodwill.

Changes to a provisional purchase price allocation resulting from additional information obtained about facts and circumstances that existed as of the acquisition date are adjusted retrospectively to the condensed consolidated financial statements. Accordingly, the condensed consolidated balance sheet as of January 31, 2012 has been revised to reflect the impacts of these adjustments. These adjustments resulted in decreases in goodwill of $2.9 million, intangible assets, net of $0.6 million, accounts payable and accrued expenses of $0.2 million, and long-term deferred income tax liabilities of $3.1 million and a $0.2 million increase in long-term deferred tax assets.
These adjustments did not materially impact the Company's condensed consolidated statements of operations.
The purchase price allocation for the acquisition of GMT did not change during the three months ended April 30, 2012.
As of April 30, 2012, the purchase price allocation for Verint's August 2, 2011 acquisition remains provisional. Verint is continuing to gather and review additional information necessary to finalize the values assigned to the acquired identified intangible assets, goodwill and income tax assets and liabilities for this acquisition. Therefore, the provisional fair value measurements of assets acquired and liabilities assumed for this acquisition are subject to change. The Company expects to finalize this purchase price allocation as soon as practicable but no later than one year from the acquisition date. Purchase price allocations for all other acquisitions executed during the year ended January 31, 2012 were complete as of April 30, 2012.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table sets forth the components and the allocations of the purchase price for the acquisition of Vovici, as well as the combined purchase prices for the Company's other individually insignificant acquisitions completed during the fiscal year ended January 31, 2012, reflecting all purchase price allocation adjustments identified through April 30, 2012:

	Vovici	Other
	(In thousands)
Components of purchase price:
Cash and cash equivalents	$55,708	$33,835
Fair value of contingent consideration	9,900	20,504
Fair value of stock options	60	—
Bank debt, prepaid at closing	435	—
Other purchase price adjustments	—	816
Total purchase price	$66,103	$55,155
Allocation of purchase price:
Net tangible assets (liabilities):
Cash and cash equivalents	$179	$4,614
Accounts receivable	1,106	842
Other current assets	5,219	11,036
Other assets	913	5,579
Current and other liabilities	(2,931)	(15,419)
Deferred revenue	(2,264)	(944)
Bank debt	—	(3,330)
Deferred income taxes - long-term	(6,021)	186
Net tangible (liabilities) assets	(3,799)	2,564
Identifiable intangible assets:
Developed technology	11,300	9,743
Customer relationships	15,400	7,040
Trademarks and trade names	1,700	1,350
In-process research and development assets	—	2,500
Other identifiable intangible assets	—	1,421
Total identifiable intangible assets	28,400	22,054
Goodwill	41,502	30,537
Total purchase price	$66,103	$55,155

For the Year Ended January 31, 2011
On February 4, 2010, Verint acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately-held provider of desktop analytics solutions.
Consideration for the acquisition of Iontas included contingent milestone-based payments tied to certain performance targets being achieved over the two-year period following the acquisition date. As of January 31, 2012, the estimated fair value of the remaining contingent consideration obligation was $1.7 million, which was subsequently paid to the former Iontas shareholders during the three months ended April 30, 2012. Verint has no further contingent consideration obligations for this business combination. For the three months ended April 30, 2011, a $0.1 million increase in the fair value of this contingent consideration obligation was recorded as a charge to “Selling, general and administrative” expenses.

In December 2010, Verint acquired certain technology and other assets in a transaction that qualified as a business combination. The fair value of the liability for contingent consideration related to this acquisition increased by $1.9 million

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

during the three months ended April 30, 2011, resulting in a corresponding charge recorded within “Selling, general and administrative” expenses for that period.
Pro Forma Information
The following table provides unaudited pro forma financial information attributable to Comverse Technology, Inc. for the three months ended April 30, 2011, as if Vovici and GMT had been acquired on February 1, 2011. These unaudited pro forma results reflect certain adjustments related to these acquisitions, such as amortization expense on finite-lived intangible assets acquired from Vovici and GMT. The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions occurred on February 1, 2011, nor are they indicative of future operating results. The pro forma impact of the other business combinations completed during the fiscal year ended January 31, 2012 was not material to the Company’s historical condensed consolidated operating results and is therefore not presented.

Three Months Ended April 30,
2011
(In thousands)

Total revenue	$352,874
Net loss attributable to Comverse Technology Inc.	$(62,093)

6.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the three months ended April 30, 2012 are as follows:

	Comverse BSS	Comverse VAS	Verint (1)	All Other (2)	Total
	(In thousands)
For the Three Months Ended April 30, 2012
Goodwill, gross at January 31, 2012	$83,955	$65,966	$894,155	$169,610	$1,213,686
Accumulated impairment losses at January 31, 2012	—	—	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2012	83,955	65,966	894,155	13,155	1,057,231
Goodwill acquired:
Other	—	—	—	—	—
Effect of changes in foreign currencies and other	167	131	4,981	10	5,289
Goodwill, net, at April 30, 2012	$84,122	$66,097	$899,136	$13,165	$1,062,520
Balance at April 30, 2012
Goodwill, gross at April 30, 2012	$84,122	$66,097	$899,136	$169,620	$1,218,975
Accumulated impairment losses at April 30, 2012	—	—	—	(156,455)	(156,455)
Goodwill, net, at April 30, 2012	$84,122	$66,097	$899,136	$13,165	$1,062,520

(1)
Goodwill balances of Verint as of January 31, 2012 have been retrospectively adjusted to reflect measurement period adjustments to the purchase price allocations for several business combinations completed during the fiscal year ended January 31, 2012. These adjustments were identified during the three months ended April 30, 2012, and resulted from new information obtained about facts and circumstances that existed as of the respective acquisition dates. These adjustments reduced goodwill by $2.9 million in the Verint segment (see Note 5, Business Combinations).

(2)
The amount of goodwill in “All Other” is attributable to Starhome, Comverse MI and Netcentrex. The goodwill associated with Netcentrex was impaired during the fiscal year ended January 31, 2009 and prior fiscal years.

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists.
7. INTANGIBLE ASSETS, NET
Intangible assets, net as of April 30, 2012 and January 31, 2012 were as follows:

	Useful Life	April 30, 2012	January 31, 2012
		(In thousands)
Gross carrying amount:
Intangible assets with finite lives:
Acquired technology	4 to 7 years	$192,355	$192,029
Customer relationships	4 to 10 years	262,440	261,338
Trade names	3 to 10 years	16,265	16,224
Non-competition agreements	3 to 10 years	5,783	5,779
Distribution network	10 years	2,440	2,440
Backlog	3 years	843	843
Total intangible assets with finite lives		480,126	478,653
In-process research and development with indefinite lives		2,500	2,500
		482,626	481,153
Accumulated amortization:
Acquired technology		143,946	136,709
Customer relationships		127,261	119,948
Trade names		13,462	13,205
Non-competition agreements		3,868	3,656
Distribution network		1,413	1,352
Backlog		33	19
		289,983	274,889
Total		$192,643	$206,264
Amortization of intangible assets was $14.1 million and $12.7 million for the three months ended April 30, 2012 and 2011, respectively. There was no impairment of intangible assets for the three months ended April 30, 2012 and 2011.
Intangible assets have been retrospectively adjusted as of January 31, 2012 to reflect measurement period adjustments to the purchase price allocations for several business combinations completed during the fiscal year ended January 31, 2012. These adjustments were identified during the three months ended April 30, 2012, and resulted from new information obtained about facts and circumstances that existed as of the respective acquisition dates. Intangible assets were changed to reduce acquired technology and customer relationships by $0.3 million and $0.4 million, respectively (see Note 5, Business Combinations).

8.	RESTRUCTURING
The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to improve its cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

economic conditions.
Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the second half of the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, Comverse implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. In relation to these restructuring plans, the Company recorded severance-related costs of $0.1 million during the three months ended April 30, 2012. Severance-related costs of $0.8 million were paid during the three months ended April 30, 2012 with the remaining costs of $1.7 million expected to be substantially paid by January 31, 2013.
Netcentrex 2010 Initiative
During the fiscal year ended January 31, 2011, management, as part of initiatives to improve focus on Comverse's core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the fiscal year ended January 31, 2012, Comverse began the second phase of its Netcentrex restructuring plan. In relation to these initiatives, the Company recorded severance and facilities related costs of $0.9 million and paid $0.4 million of such costs during the three months ended on April 30, 2012. The remaining costs of $1.5 million relating to the Netcentrex second phase are expected to be substantially paid by January 31, 2013. As part of its commitment to its customers, Netcentrex is providing, and is expected to continue to provide, maintenance, support and certain other services to address the ongoing needs of its existing customer base.
The following table presents the roll forward of the workforce reduction and restructuring activities noted above:

	Third Quarter 2010 Initiative (1)		Netcentrex 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Three Months Ended April 30, 2012
January 31, 2012	$2,486	$8	$1,178	$—	$3,672
Charges	116	—	11	854	981
Change in assumptions	(136)	—	(165)	—	(301)
Translation adjustments	(2)	—	10	6	14
Paid or utilized	(771)	—	(315)	(60)	(1,146)
April 30, 2012	$1,693	$8	$719	$800	$3,220

(1)	Includes charges attributable to the Phase II Business Transformation.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse Third Quarter 2010 Initiative		Netcentrex 2010 Initiative		Comverse First Quarter 2010 Initiative		Pre 2010 initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Three Months Ended April 30, 2011
January 31, 2011	$2,462	$86	$2,910	$—	$6	$94	$227	$29	$5,814
Charges	4,505	—	6,591	—	—	—	48	57	11,201
Change in assumptions	(114)	—	—	—	(3)	—	1	2	(114)
Translation adjustments	—	—	702	—	—	—	—	—	702
Paid or utilized	(5,018)	(51)	(3,546)	—	—	(72)	(48)	(72)	(8,807)
April 30, 2011	$1,835	$35	$6,657	$—	$3	$22	$228	$16	$8,796

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.	DEBT
As of April 30, 2012 and January 31, 2012, debt is comprised of the following:

	April 30, 2012	January 31, 2012
	(In thousands)
Convertible debt obligations	$2,195	$2,195
Term loan:
Gross loan	595,500	597,000
Unamortized debt discount on term loan	(2,581)	(2,685)
Other debt	2,712	3,064
Total debt	597,826	599,574
Less: current portion	8,434	8,423
Total long-term debt	$589,392	$591,151
Convertible Debt Obligations
As of April 30, 2012 and January 31, 2012, CTI had $2.2 million aggregate principal amount of outstanding Convertible Debt Obligations (the “Convertible Debt Obligations”). The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI’s subsidiaries.
Each $1,000 principal amount of the Convertible Debt Obligations is convertible, at the option of the holder upon certain circumstances, into shares of CTI’s common stock at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares per $1,000 principal amount of Existing Convertible Debt Obligations), subject to adjustment for certain events.
The Convertible Debt Obligations are convertible upon the occurrence of certain events, including during any period, if following the date on which the credit rating assigned to the Convertible Debt Obligations by S&P is lower than “B-” or upon the withdrawal or suspension of the Convertible Debt Obligations rating at CTI’s request. On August 19, 2010, S&P discontinued rating the Convertible Debt Obligations at which time they became convertible. Accordingly, the Convertible Debt Obligations are classified as current liabilities as of April 30, 2012 and January 31, 2012. The required redemption obligations in the succeeding five fiscal years are not significant to the Company.
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
On April 29, 2011, Verint entered into a credit agreement (the “New Credit Agreement”) with a group of lenders (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent for the Lenders (in such capacities, the “Agent”) and terminated the Prior Facility.
The New Credit Agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (the “Term Loan Facility”) and a $170.0 million revolving credit facility maturing in April 2016 (the “Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the New Credit Agreement. As of April 30, 2012, Verint had no outstanding borrowings under the Revolving Credit Facility.
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
Loans under the New Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:
•in the case of Eurodollar loans, the Adjusted London Interbank Offered (“LIBO”) Rate plus 3.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the New Credit Agreement), and
• in the case of Base Rate loans, the Base Rate plus 2.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 2.00%). The “Base Rate” is the greatest of (i) the Agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the New Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one month interest period plus 1.00%.
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
As of April 30, 2012 and January 31, 2012, the interest rate on the Term Loan Facility was 4.50%. Including the impact of the 0.50% original issuance Term Loan Facility discount and the deferred debt issuance costs, the effective interest rate on Verint’s Term Loan Facility was approximately 4.91% as of April 30, 2012.
Verint incurred interest expense on borrowings under its credit facilities of $6.6 million and $7.5 million during the three months ended April 30, 2012 and 2011, respectively. Verint also recorded $0.7 million during each of the three months ended April 30, 2012 and 2011, for amortization of deferred debt issuance costs, which is reported within “Interest expense.” During the three month ended April 30, 2012, Verint also recorded $0.1 million for amortization of the original issuance term loan discount, which is reported within “Interest expense.”
Verint is required to pay a commitment fee equal to 0.50% per annum on the undrawn portion of the Revolving Credit Facility, payable quarterly, and customary administrative agent and letter of credit fees.
The New Credit Agreement requires Verint to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the New Credit Agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, and then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the New Credit Agreement.
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

The New Credit Agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the New Credit Agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The New Credit Agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (each as defined in the New Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1 and, thereafter, of no

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

greater than 4.50 to 1. The limitations imposed by the covenants are subject to certain exceptions. As of April 30, 2012, Verint was in compliance with such requirements.
The New Credit Agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the Lenders within certain periods after the end of each fiscal year and quarter.
The New Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay principal or interest under the New Credit Agreement when due, failure to comply with covenants, any representation or warranty made by Verint proving to be inaccurate in any material respect, defaults under certain other indebtedness of Verint or its subsidiaries, a Change of Control (as defined in the New Credit Agreement) of Verint, and certain insolvency or receivership events affecting Verint or its significant subsidiaries. Upon an event of default, all of Verint’s indebtedness under the New Credit Agreement may be declared immediately due and payable, and the Lenders’ commitments to provide loans under the New Credit Agreement may be terminated.
Other Verint Indebtedness
In connection with a Verint business combination completed during the three months ended October 31, 2011, Verint assumed approximately $3.3 million of development bank and government debt in the Americas region. This debt is payable in periods through February 2017 and bears interest at varying rates. As of April 30, 2012, the majority of this debt bears interest at an annual rate of 7.00%. The carrying value of this debt was approximately $2.7 million as of April 30, 2012.
Comverse Ltd. Lines of Credit
As of April 30, 2012 and January 31, 2012, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2012 and January 31, 2012, Comverse Ltd. had utilized $17.5 million and $17.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of April 30, 2012 and January 31, 2012, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of April 30, 2012 and January 31, 2012, Comverse Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2012 and January 31, 2012, Comverse Ltd. had utilized $3.0 million and $3.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash included in “Other assets” within the condensed consolidated balance sheets as of April 30, 2012 and January 31, 2012.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Debt Maturities
As of April 30, 2012, the Company’s debt maturities were as follows:

Fiscal Years Ending January 31:
(In thousands)
2013 (Remainder of Year)	$6,792
2014	6,574
2015	6,676
2016	6,650
2017	6,715
2018 and thereafter	567,000
$600,407
10. DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the three months ended April 30, 2012 and 2011, including foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse, Verint and Starhome subsidiaries. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.
Forward Contracts
During the three months ended April 30, 2012 and 2011, Comverse entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated statement of comprehensive loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations. The Comverse derivatives outstanding as of April 30, 2012 are short-term in nature and are due to contractually settle within the next twelve months.
During three months ended April 30, 2012 and 2011, Verint entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates primarily relating to compensation and related expenses denominated in currencies other than the USD, primarily the NIS and Canadian dollar. Verint also periodically utilizes foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency. Verint’s joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in USD. Certain of these foreign currency forward contracts were not designated as hedging instruments under the FASB’s guidance and, therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the condensed consolidated statements of operations. Changes in the fair value of effective forward contracts qualifying for cash flow hedge accounting under the FASB’s guidance are recorded as part of other comprehensive income (loss) in the condensed consolidated statement of comprehensive loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations. The Verint derivatives outstanding as of April 30, 2012 are short-term in nature and generally have maturities of no longer than twelve months, although occasionally Verint will execute a contract that extends beyond twelve months, depending upon the nature of underlying risk.
During the three months ended April 30, 2012 and 2011, Starhome entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates mainly relating to payroll costs denominated in the NIS. Certain of these foreign currency forward contracts were not designated as hedging instruments, and therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the condensed consolidated statements of operations. Changes in fair value of effective forward contracts qualifying for cash flow hedge accounting are recorded in other comprehensive income (loss) in the condensed consolidated statement of comprehensive loss. Such amounts

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

are reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the consolidated statements of operations. The Starhome derivatives outstanding as of April 30, 2012 are short-term in nature and are due to contractually settle within the next twelve months.
The following tables summarize the Company’s derivative positions and their respective fair values as of April 30, 2012 and January 31, 2012:

	April 30, 2012
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives not designated as hedging instruments
Short-term foreign currency forward	$15,104	Prepaid expenses and other current assets	$161
Derivatives designated as hedging instruments
Short-term foreign currency forward	83,589	Prepaid expenses and other current assets	1,033
Total assets			$1,194
Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	1,567	Other current liabilities	$5
Derivatives designated as hedging instruments
Short-term foreign currency forward	13,713	Other current liabilities	28
Total liabilities			$33

	January 31, 2012
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives not designated as hedging instruments
Short-term foreign currency forward	$8,976	Prepaid expenses and other current assets	$188
Derivatives designated as hedging instruments
Short-term foreign currency forward	100,219	Prepaid expenses and other current assets	1,216
Total assets			$1,404
Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	14,510	Other current liabilities	$303
Derivatives designated as hedging instruments
Short-term foreign currency forward	16,907	Other current liabilities	227
Total liabilities			$530

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(181)
Derivatives designated as hedging instruments
Foreign currency forward	223	278	—
Total	$223	$278	$(181)

	Three Months Ended April 30, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(1,872)
Derivatives designated as hedging instruments
Foreign currency forward	4,631	2,229	—
Total	$4,631	$2,229	$(1,872)

(1)	Amounts reclassified from accumulated other comprehensive income into the statement of operations are classified as operating expenses.
The components of other comprehensive income (“OCI”) related to cash flow hedges are as follows:

	Three Months Ended April 30,
	2012	2011
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$514	$748
Unrealized gains on cash flow hedges	293	5,598
Reclassification adjustment for gains included in net loss	(278)	(2,229)
Changes in accumulated OCI on cash flow hedges, before tax	15	3,369
Other comprehensive income attributable to noncontrolling interest	(70)	(967)
Deferred income tax provision	(34)	(206)
Changes in accumulated OCI on cash flow hedges, net of tax	(89)	2,196
Accumulated OCI related to cash flow hedges, end of the period	$425	$2,944

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.	FAIR VALUE MEASUREMENTS
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2012 and 2011.
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
ARS. The Company determined the fair value of ARS on a quarterly basis by utilizing a discounted cash flow model, which considers, among other factors, assumptions about the (i) underlying collateral, (ii) credit risk associated with the issuer, and (iii) contractual maturity. The discounted cash flow model considers contractual future cash flows, representing both interest and principal payments. Future interest payments were projected using U.S. Treasury and swap curves over the remaining term of the ARS in accordance with the terms of each specific security and principal payments were assumed to be made at an estimated contractual maturity date taking into account applicable prepayments. Yields used to discount these payments were determined based on the specific characteristics of each security. Key considerations in the determination of the appropriate discount rate include the securities’ remaining term to maturity, capital structure subordination, quality and level of collateralization, complexity of payout structure, credit rating of the issuer, and the presence or absence of additional insurance. The Company had no investments in ARS as of April 30, 2012 (see Note 3, Investments).
Contingent consideration – Business Combinations. The Company values contingent consideration related to business acquisitions using an estimated probability-adjusted discounted cash flow model. The fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. The fair value of contingent consideration is re-measured at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates or in the expectations of achieving the performance targets, are recorded in earnings. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. The Company utilized discount rates ranging from 4.1% to 17.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of April 30, 2012.
Derivative assets and liabilities. The fair value of derivative instruments is based on quotes or data received from counterparties and third party financial institutions. These quotes are reviewed for reasonableness by discounting the future

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

estimated cash flows under the contracts, considering the terms and maturities of the contracts and markets rates for similar contracts using readily observable market prices thereof.

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of April 30, 2012 and January 31, 2012:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of April 30, 2012

	April 30, 2012
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,384	$—	$9,384
Money market funds (1)	190,734	—	—	190,734
Derivative assets	—	1,194	—	1,194
	$190,734	$10,578	$—	$201,312
Financial Liabilities:
Derivative liabilities	$—	$33	$—	$33
Contingent consideration liability for business combination	—	—	33,900	33,900
	$—	$33	$33,900	$33,933

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2012

	January 31, 2012
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,383	$—	$9,383
Money market funds (1)	207,950	—	—	207,950
Auction rate securities	—	—	272	272
Derivative assets	—	1,404	—	1,404
	$207,950	$10,787	$272	$219,009
Financial Liabilities:
Derivative liabilities	$—	$530	$—	$530
Contingent consideration liability for business combination	—	—	38,646	38,646
	$—	$530	$38,646	$39,176

(1)
As of April 30, 2012, $198.0 million of commercial paper and money market funds were classified in “Cash and cash equivalents” and $2.1 million of money market funds were classified in “Restricted cash and bank time deposits” within the condensed consolidated balance sheets. As of January 31, 2012, $215.2 million of commercial paper and

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

money market funds were classified in “Cash and cash equivalents” and $2.1 million of money market funds were classified in “Restricted cash and bank time deposits” within the condensed consolidated balance sheets.

The following table is a summary of changes in the fair value of the Level 3 financial assets and liabilities, during the three months ended April 30, 2012 and 2011:

	Level 3 Financial Assets and Liabilities
	Three Months Ended April 30,
	2012		2011
	Asset	Liability	Asset	Liability
	(In thousands)
Beginning balance	$272	$38,646	$73,163	$3,686
Sales and redemptions	(394)	—	(200)	—
Change in realized and unrealized gains included in other expense, net	156	—	95	—
Change in unrealized losses included in other comprehensive income	(34)	—	96	—
Contingent consideration liability recorded for business combination	—	—	—	904
Payments of contingent consideration	—	(1,750)	—	(2,000)
Change in fair value recorded in operating expenses	—	(2,996)	31	2,023
Ending balance	$—	$33,900	$73,185	$4,613

The Company did not recognize any transfers between levels of fair value measurement hierarchy during the three months ended April 30, 2012 and 2011.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company measures non-financial assets, including goodwill, intangible assets and property, plant and equipment, at fair value when there is an indication of impairment. These assets are recorded at fair value only when an impairment charge is recognized. The Company has elected not to apply the fair value option for non-financial assets and non-financial liabilities.
Verint’s Credit Facilities
As of April 30, 2012 and January 31, 2012, the carrying amount of the Term Loan under Verint’s New Credit Agreement was $592.9 million and $594.3 million, respectively, and the estimated fair value was $597.0 million at both April 30, 2012 and January 31, 2012. The estimated fair value of the Term Loan is based upon the indicative bid and ask prices as determined by the agent responsible for the syndication of Verint’s term loan. The Company considers these inputs to be Level 3 of the fair value hierarchy, because the Company cannot reasonably observe activity in the limited market in which participations in the Term Loan are traded. The indicative prices provided to the Company at each of April 30, 2012 and January 31, 2012 were approximately at par value.

12.	SEVERANCE
Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross severance liability as of April 30, 2012 and January 31, 2012 was $50.7 million and $51.2 million, respectively, and is included in “Other long-term liabilities” within the condensed consolidated balance sheets. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” as severance pay fund in the amounts of $35.2 million and $35.5 million as of April 30, 2012 and January 31, 2012, respectively.

13.	STOCK-BASED COMPENSATION
Stock-based compensation expense associated with awards made by CTI and its subsidiaries are included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended April 30,
	2012	2011
	(In thousands)
Stock options:
Product costs	$23	$97
Service costs	76	166
Research and development	91	240
Selling, general and administrative	509	1,390
	699	1,893
Restricted/Deferred stock awards:
Product costs	113	172
Service costs	765	645
Research and development	551	775
Selling, general and administrative	6,018	7,592
	7,447	9,184
Total	$8,146	$11,077
CTI
CTI’s Restricted Period
As a result of the delinquency in the filing of periodic reports under the Exchange Act since April 2006, CTI had been ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including equity securities issuable upon exercise of stock options by employees. Consequently, to ensure that it did not violate the federal securities laws, CTI prohibited the exercise of vested stock options from April 2006 until such time as it was determined that CTI has filed all periodic reports required in a 12-month period and had an effective registration statement on Form S-8 on file with the SEC. This period is referred to as the “restricted period.” In October 2011, CTI resumed option exercises.
Restricted Awards and Stock Options
CTI granted restricted stock unit awards ("RSU") awards, deferred stock unit (“DSU”) awards (collectively “Restricted Awards”) and stock options under its various stock incentive plans.
During the three months ended April 30, 2012 and 2011, CTI granted RSU awards covering an aggregate of 3,337,270 shares and DSU awards covering 984,719 shares, respectively, of CTI’s common stock to certain executive officers and key employees.
During the three months ended April 30, 2012, 3,377 shares of CTI common stock were issued upon exercise of stock options under CTI’s stock incentive plans. Total proceeds for these shares were negligible.
As of April 30, 2012, stock options to purchase 2,695,883 shares of CTI’s common stock and Restricted Awards with respect to 4,649,297 shares of CTI’s common stock were outstanding and 18,572,600 shares of CTI’s common stock were available for future grant under CTI’s Stock Incentive Compensation Plans.

The total fair value of Restricted Awards vested during the three months ended April 30, 2012 and 2011 was $4.5 million

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and $8.3 million, respectively. As of April 30, 2012, the unrecognized compensation expense related to unvested Restricted Awards was $28.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Outstanding stock options as of April 30, 2012 include unvested stock options to purchase 133,134 shares of CTI’s common stock with a weighted-average grant date fair value of $2.34, an expected term of 4 years and a total fair value of $0.3 million. The unrecognized compensation cost related to the remaining unvested stock options to purchase CTI’s common stock was not significant.
The fair value of stock options to purchase CTI’s common stock vested during the three months ended April 30, 2012 and 2011 was zero.
Verint
Stock Options
Verint Systems has generally not granted stock options subsequent to January 31, 2006. However, in connection with Verint’s acquisition of Vovici on August 4, 2011, stock options to purchase shares of Vovici common stock were converted into stock options to purchase approximately 42,000 shares of Verint Systems’ common stock. In addition, in connection with Verint’s acquisition of Witness on May 25, 2007, stock options to purchase shares of Witness common stock were converted into stock options to purchase approximately 3.1 million shares of Verint Systems’ common stock.
Stock option exercises had been suspended during Verint’s previous extended filing delay period. Following the filing of certain delayed periodic reports in June 2010 with the SEC, Verint’s stock option holders were permitted to resume exercising vested stock options. During the three months ended April 30, 2012 and 2011, approximately 37,000 and 258,000 common shares of Verint Systems’ common stock were issued pursuant to stock option exercises, respectively, for total proceeds of $0.7 million and $5.2 million, respectively. As of April 30, 2012, Verint Systems had approximately 1.0 million stock options outstanding, of which all but 27,000 were exercisable as of such date.
Restricted Stock Units and Restricted Stock Awards
Verint Systems periodically awards restricted stock units, as well as shares of restricted stock, to its directors, officers and other employees. These awards contain various vesting conditions, and are subject to certain restrictions and forfeiture provisions prior to vesting.
During the three months ended April 30, 2012 and 2011, Verint Systems granted 1.1 million and 0.9 million restricted stock units, respectively. Forfeitures of restricted stock units in each period were not significant. As of April 30, 2012 and 2011, Verint Systems had 2.4 million and 1.8 million of restricted stock units outstanding, respectively, with weighted-average grant date fair values of $30.44 and $29.17 per unit, respectively. Verint Systems did not grant any restricted stock awards during the three months ended April 30, 2012 and 2011, and there were no unvested restricted stock awards outstanding as of April 30, 2012.
Restricted stock units granted during the three months ended April 30, 2012 include a provision which allows these awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of Verint System's board of directors. As of April 30, 2012, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.
As of April 30, 2012, there was approximately $44.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.
Phantom Stock Units
Verint’s liability-classified awards include phantom stock awards. The values of phantom stock track the market price of Verint Systems’ common stock and are therefore subject to volatility, and are settled with cash payments equivalent to the market value of Verint Systems’ common stock upon vesting. Awards under Verint Systems’ stock bonus program, which are settled with a variable number of shares of common stock determined using a discounted average price of Verint Systems’ common stock, as defined in the program, are also liability-classified awards. Upon settlement of liability-classified awards with equity, compensation expense associated with those awards is reported within equity.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Verint has periodically issued phantom stock units to certain Verint non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.
During the three months ended April 30, 2012 and 2011, grants and forfeitures of phantom stock units by Verint Systems were not significant. Total cash payments made upon vesting of phantom stock units were negligible for the three months ended April 30, 2012. Total cash payments upon vesting of phantom stock units were $7.0 million for the three months ended April 30, 2011. The total accrued liabilities for phantom stock units were $2.3 million and $1.9 million as of April 30, 2012 and January 31, 2012, respectively.
Stock Bonus Program
In September 2011, Verint Systems’ board of directors approved, and in December 2011 revised, a stock bonus program under which eligible Verint employees may receive a portion of their bonus for the year or for the fourth quarter (depending on the employee’s bonus plan) in the form of fully vested shares of Verint Systems’ common stock. As of April 30, 2012, executive officers of Verint were not eligible to participate in this program. This program is subject to annual funding approval by Verint Systems’ board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of Verint Systems’ common stock when the awards are calculated, reduced by a discount to be determined by Verint Systems’ board of directors each year. For the fiscal year ended January 31, 2012, Verint Systems’ board of directors has approved up to 150,000 shares of Verint System’s common stock for awards under this program and a discount of 20%. To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation.
Shares of Verint Systems’ common stock earned under this program for the fiscal year ended January 31, 2012 are expected to be issued during the three months ending July 31, 2012. The total accrued liabilities for Verint's stock bonus program were $3.5 million and $3.2 million as of April 30, 2012 and January 31, 2012, respectively. As of April 30, 2012, funding for this program for the year ending January 31, 2013 has not yet been determined.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

14.	EQUITY ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC. AND NONCONTROLLING INTEREST
Noncontrolling interest represents minority shareholders’ interest in Verint Systems and Starhome B.V., the Company’s majority-owned subsidiaries. The Company recognizes noncontrolling interest as a separate component of “Total equity” in the condensed consolidated balance sheets and recognizes income attributable to the noncontrolling interest as a separate component of “Net loss” in the condensed consolidated statements of operations.
Components of equity attributable to Comverse Technology, Inc.’s and its noncontrolling interest are as follows:

	Three Months Ended April 30, 2012			Three Months Ended April 30, 2011
	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance, January 31	$441,508	$111,244	$552,752	$413,008	$72,879	$485,887
Comprehensive loss:
Net loss	(53,210)	7,606	(45,604)	(59,195)	2,077	(57,118)
Unrealized gains and losses on available-for-sale securities, net of reclassification adjustments and tax	3,760	—	3,760	96	—	96
Unrealized gains and losses for cash flow hedge positions, net of reclassification adjustments and tax	(89)	70	(19)	2,196	967	3,163
Foreign currency translation adjustment	2,843	2,895	5,738	(353)	4,753	4,400
Total comprehensive loss	(46,696)	10,571	(36,125)	(57,256)	7,797	(49,459)
Stock-based compensation expense	2,312	—	2,312	3,394	—	3,394
Exercises of stock options	18	—	18	—	—	—
Impact from equity transactions of subsidiaries and other	1,565	3,916	5,481	8,436	3,032	11,468
Repurchase of common stock	(1,206)	—	(1,206)	(1,425)	—	(1,425)
Balance, April 30	$397,501	$125,731	$523,232	$366,157	$83,708	$449,865

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

15.	LOSS PER SHARE ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC.’S SHAREHOLDERS
Basic loss per share attributable to Comverse Technology, Inc.’s shareholders is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted loss per share attributable to Comverse Technology, Inc.’s shareholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested DSU and RSU awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive. The dilutive impact of subsidiary stock-based awards on Comverse Technology, Inc.’s reported net loss is recorded as an adjustment to net loss for the three months ended April 30, 2012 and 2011, for the purposes of calculating loss per share.

The calculation of loss per share attributable to Comverse Technology Inc.’s shareholders for the three months ended April 30, 2012 and 2011, was as follows:

	Three Months Ended April 30,
	2012	2011
	(In thousands, except per share data)
Numerator:
Net loss attributable to Comverse Technology, Inc. - basic	$(53,210)	$(59,195)
Adjustment for subsidiary stock options	(74)	(2)
Net loss attributable to Comverse Technology, Inc. - diluted	$(53,284)	$(59,197)
Denominator:
Basic and diluted weighted average common shares outstanding	218,855	205,700
Loss per share attributable to Comverse Technology, Inc.'s shareholders
Basic and Diluted	$(0.24)	$(0.29)
As a result of the Company’s net loss attributable to Comverse Technology, Inc. during the three months ended April 30, 2012 and 2011, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders computation excludes 0.5 million and 0.8 million of contingently issuable shares, respectively, because the effect would be antidilutive.
The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were excluded from the computation of diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders because the effect would be antidilutive for the three months ended April 30, 2012 and 2011, respectively.

16.	INCOME TAXES
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
For the three months ended April 30, 2012, the Company recorded an income tax provision of $20.2 million, which represents an effective tax rate of (79.2%). The effective tax rate is negative due to the fact that the Company recorded income tax expense on a consolidated pre-tax loss. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains valuation allowances against certain of its U.S. and foreign net deferred tax assets. Further, the benefit of losses in other jurisdictions was offset by foreign withholding taxes, certain tax contingencies and taxes recorded with respect to investments in affiliates.
For the three months ended April 30, 2011, the Company recorded an income tax provision of $7.4 million, which

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

represents an effective tax rate of (14.9%). The effective tax rate is negative due to the fact that the Company recorded income tax expense on a consolidated pre-tax loss, primarily due to the mix of income and losses by jurisdiction. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains a valuation allowance against certain of its U.S. and foreign net deferred tax assets. The income tax provision for the period is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the three months ended April 30, 2011.
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
The Company regularly assesses the adequacy of the Company’s provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of April 30, 2012, the total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were approximately $130.8 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of April 30, 2012 could decrease by approximately $6.5 million in the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits. The Company’s income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties were $53.6 million and $54.8 million as of April 30, 2012 and January 31, 2012, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

17.	BUSINESS SEGMENT INFORMATION
The Company changed its reportable segments during the three months ended October 31, 2011. The Company's reportable segments now consist of Comverse BSS, Comverse VAS, and Verint. The results of operations of all the other operations of the Company, including the Comverse MI operating segment, Comverse's Netcentrex operations, Comverse's global corporate functions that support its business units, Starhome B.V. and its subsidiaries, miscellaneous operations and CTI's holding company operations, are included in the column captioned “All Other” as part of the Company's business segment presentation. The operating segments included in “All Other” do not meet the quantitative thresholds required for a separate presentation or the aggregation criteria under segment reporting guidance. Specifically, they do not have similar economic characteristics with any separately presented reportable segment. The Company does not maintain balance sheets for the Comverse operating segments.
The changes in reportable segments are attributable to the implementation of the Phase II Business Transformation at Comverse that focuses on process reengineering to maximize business performance, productivity and operational efficiency. For a more comprehensive discussion relating to the Phase II Business Transformation (see Note 8, Restructuring). As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance.
The Company has recast the presentation of its segment information for the three months ended April 30, 2011 to reflect these reportable segments.
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic evaluation related costs (vi) impairment of property and equipment (vii) litigation settlements and related costs; (viii) acquisition-related charges; (ix) restructuring and integration charges; and (x) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with the Company’s efforts to (a) complete certain financial statements and audits of such financial statements, and (b) become current in its periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting. Compliance-related professional fees and compliance-related compensation and other expenses recorded for the three months ended April 30, 2012 also relate to fees and expenses incurred in connection with timely filings of certain periodic reports of CTI. Strategic evaluation related costs include financial advisory, accounting, tax, consulting and legal fees incurred in connection with Company's evaluation of strategic alternatives, including the proposed share distribution.
In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three months ended April 30, 2012 and 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a stand-alone basis with respect to acquisitions consummated by Verint.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, depreciation and amortization, and other non-cash items for the three months ended April 30, 2012 and 2011:

	Comverse BSS	Comverse VAS	Verint	All Other	Eliminations	Consolidated
	(In thousands)
Three Months Ended April 30, 2012
Revenue	$57,680	$65,922	$196,635	$23,430	$—	$343,667
Intercompany revenue	—	—	—	1,553	(1,553)	—
Total revenue	$57,680	$65,922	$196,635	$24,983	$(1,553)	$343,667
Total costs and expenses	$53,283	$50,082	$175,652	$83,527	$(1,449)	$361,095
Income (loss) from operations	$4,397	$15,840	$20,983	$(58,544)	$(104)	$(17,428)
Computation of segment performance:
Total revenue	$57,680	$65,922	$196,635	$24,983
Segment revenue adjustment	—	—	3,604	—
Segment revenue	$57,680	$65,922	$200,239	$24,983
Total costs and expenses	$53,283	$50,082	$175,652	$83,527
Segment expense adjustments:
Stock-based compensation expense	—	—	5,711	2,435
Amortization of acquisition-related intangibles	4,074	—	9,982	—
Compliance-related professional fees	—	—	—	8
Compliance-related compensation and other expenses	630	773	—	(285)
Strategic evaluation related costs	—	—	911	3,894
Impairment of property and equipment	—	—	—	22
Litigation settlements and related cost	—	—	—	(230)
Restructuring and integration charges	—	—	—	680
Other	—	—	(1,759)	(173)
Segment expense adjustments	4,704	773	14,845	6,351
Segment expenses	48,579	49,309	160,807	77,176
Segment performance	$9,101	$16,613	$39,432	$(52,193)
Interest expense	$—	$—	$(7,718)	$(202)	$—	$(7,920)
Depreciation and amortization	$(4,863)	$(1,201)	$(14,096)	$(2,198)	$—	$(22,358)
Other non-cash items (1)	$—	$—	$(606)	$(22)	$—	$(628)

(1)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Verint	All Other	Eliminations	Consolidated
	(In thousands)
Three Months Ended April 30, 2011
Revenue	$75,201	$79,475	$176,332	$18,489	$—	$349,497
Intercompany revenue	—	—	—	699	(699)	—
Total revenue	$75,201	$79,475	$176,332	$19,188	$(699)	$349,497
Total costs and expenses	$70,142	$58,689	$157,498	$97,327	$(735)	$382,921
Income (loss) from operations	$5,059	$20,786	$18,834	$(78,139)	$36	$(33,424)
Computation of segment performance:
Total revenue	$75,201	$79,475	$176,332	$19,188
Segment revenue adjustment	—	—	235	—
Segment revenue	$75,201	$79,475	$176,567	$19,188
Total costs and expenses	$70,142	$58,689	$157,498	$97,327
Segment expense adjustments:
Stock-based compensation expense	—	—	7,550	3,527
Amortization of acquisition-related intangibles	4,498	—	8,196	—
Compliance-related professional fees	—	—	991	18,406
Compliance-related compensation and other expenses	2,062	1,201	—	(1,230)
Strategic evaluation related costs	—	—	—	220
Impairment of property and equipment	—	—	—	128
Litigation settlements and related costs	—	—	—	559
Acquisition-related charges	—	—	2,374	—
Restructuring and integration charges	—	—	—	11,087
Other	—	—	1,335	(10)
Segment expense adjustments	6,560	1,201	20,446	32,687
Segment expenses	63,582	57,488	137,052	64,640
Segment performance	$11,619	$21,987	$39,515	$(45,452)
Interest expense	$—	$—	$(8,794)	$(334)	$—	$(9,128)
Depreciation and amortization	$(5,466)	$(936)	$(12,954)	$(2,319)	$—	$(21,675)
Other non-cash items (1)	$—	$—	$(203)	$(128)	$—	$(331)

(1)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

 Supplemental Financial Information
As discussed above, the Company has revised its reportable segments as a result of the implementation of the Phase II Business Transformation at Comverse and the manner in which its CODM reviews the financial results of Comverse and allocates resources to the Company's operating segments. The Company is providing the following additional information, presenting the results of operations of the previous Comverse reportable segment. The Company believes that such presentation provides useful information to investors regarding the performance of the Company’s Comverse subsidiary, including comparability to previously reported financial information. The additional information provided is not a replacement for or a subset of the business segment information presented above. The results of operations presented in the column below under “Comverse Other” relate to all the operations of the Company’s Comverse subsidiary, other than the Company’s Comverse BSS and Comverse VAS reportable segments and include the Comverse MI operating segment, Comverse’s Netcentrex operations and Comverse’s global corporate functions that support its business units. The information presented for “Comverse Other” includes unallocated global corporate function costs that are consistent with prior internal allocation practices. The results of operations of “Comverse Other” are included in the Company’s “All Other” column.
Comverse performance represents the operating results of the Company’s Comverse subsidiary without the impact of significant expenditures incurred by Comverse in connection with the Company's efforts to become or remain current in periodic reporting obligations under the federal securities laws and the remediation of material weaknesses in internal control over financial reporting, certain non-cash charges, and certain other gains and charges.

	Comverse BSS	Comverse VAS	Comverse Other	Total Comverse
	(In thousands)
Three Months Ended April 30, 2012
Revenue	$57,680	$65,922	$12,803	$136,405
Intercompany revenue	—	—	1,345	1,345
Total revenue	$57,680	$65,922	$14,148	$137,750
Total costs and expenses	$53,283	$50,082	$57,268	$160,633
Income (loss) from operations	$4,397	$15,840	$(43,120)	$(22,883)
Computation of Comverse performance:
Total revenue	$57,680	$65,922	$14,148	$137,750
Total costs and expenses	$53,283	$50,082	$57,268	$160,633
Expense adjustments:
Stock-based compensation expense	—	—	1,431	1,431
Amortization of acquisition-related intangibles	4,074	—	—	4,074
Compliance-related professional fees	—	—	(136)	(136)
Compliance-related compensation and other expenses	630	773	(285)	1,118
Impairment of property and equipment	—	—	22	22
Litigation settlements and related costs	—	—	(230)	(230)
Restructuring and integration charges	—	—	680	680
Other	—	—	(173)	(173)
Expense adjustments	4,704	773	1,309	6,786
Expenses after adjustments				153,847
Comverse performance				$(16,097)
Interest expense	$—	$—	$(196)	$(196)
Depreciation and amortization	$(4,863)	$(1,201)	$(1,981)	$(8,045)
Other non-cash items (1)	$—	$—	$(22)	$(22)

(1)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Total Comverse
	(In thousands)
Three Months Ended April 30, 2011
Revenue	$75,201	$79,475	$8,484	$163,160
Intercompany revenue	—	—	604	604
Total revenue	$75,201	$79,475	$9,088	$163,764
Total costs and expenses	$70,142	$58,689	$72,608	$201,439
Income (loss) from operations	$5,059	$20,786	$(63,520)	$(37,675)
Computation of Comverse performance:
Total revenue	$75,201	$79,475	$9,088	$163,764
Total costs and expenses	$70,142	$58,689	$72,608	$201,439
Expense adjustments:
Stock-based compensation expense	—	—	668	668
Amortization of acquisition-related intangibles	4,498	—	—	4,498
Compliance-related professional fees	—	—	12,609	12,609
Compliance-related compensation and other expenses	2,062	1,201	(1,230)	2,033
Impairment of property and equipment	—	—	128	128
Litigation settlements and related costs	—	—	475	475
Restructuring and integration charges	—	—	11,087	11,087
Other	—	—	(27)	(27)
Expense adjustments	6,560	1,201	23,710	31,471
Expenses after adjustments				169,968
Comverse performance				$(6,204)
Interest expense	$—	$—	$(330)	$(330)
Depreciation and amortization	$(5,466)	$(936)	$(2,097)	$(8,499)
Other non-cash items (1)	$—	$—	$(128)	$(128)

(1)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

18.	RELATED PARTY TRANSACTIONS
Verint Series A Convertible Perpetual Preferred Stock
On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (the “Securities Purchase Agreement”), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (the “preferred stock”), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through April 30, 2012 and January 31, 2012, cumulative, undeclared dividends on the preferred stock were $62.4 million and $59.0 million, respectively. As of April 30, 2012 and January 31, 2012, the liquidation preference of the preferred stock was $355.4 million and $352.0 million, respectively.
Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of April 30, 2012 and January 31, 2012, the preferred stock could be converted into approximately 10.9 million and 10.8 million shares of Verint Systems’ common stock, respectively.

19.	COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2012 and January 31, 2012, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $68.7 million as of April 30, 2012, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2013.
Warranty Liabilities
Warranty liabilities were not significant to the Company as of April 30, 2012 and January 31, 2012.
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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Beginning on or about April 19, 2006, class action lawsuits were filed by persons identifying themselves as CTI shareholders, purportedly on behalf of a class of CTI’s shareholders who purchased its publicly-traded securities. The actions were later consolidated and adjudicated at the United States District Court for the Eastern District of New York. The complaint named CTI and certain of its former officers and directors as defendants and alleged, among other things, violations of Sections 10(b) and 14(a) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options. The action sought compensatory damages in an unspecified amount.
The parties to this action entered into a settlement agreement on December 16, 2009, which was amended on June 19, 2010 and approved by the court in which such action was pending on June 23, 2010. Under the settlement agreement, CTI paid the plaintiffs $160.2 million of which $82.5 million was paid through the issuance of 12,462,236 shares of CTI’s common stock and the remainder was paid in cash.
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

Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI’s negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties’ ability to investigate and assert the unique facts, claims and defenses in these cases. On April 4, 2012, plaintiffs filed a motion to lift the stay based on the resolution of the actions in the United States. On May 7, 2012, the court lifted the stay, and the case will proceed with plaintiffs' filing of an amended complaint.
Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both seek to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise by certain employees and former employees of certain CTI and Verint Systems stock options, respectively. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. These cases have been consolidated with the Tel Aviv District Court cases discussed above. The Company did not accrue for these matters as the potential loss is currently not probable or estimable.
Other Legal Proceedings
In addition to the litigation discussed above, the Company is, and in the future, may be involved in, various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its condensed consolidated financial statements taken as a whole.
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

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

20.	SUBSEQUENT EVENTS
Appointment of Comverse President and Chief Executive Officer
On May 21, 2012, Philippe Tartavull was appointed as Comverse's President and Chief Executive Officer, replacing Mr. Burdick. Mr. Burdick continues to serve as CTI's Chairman of the Board and Chief Executive Officer.
Settlement Agreement with Cadian Capital
On May 30, 2012, CTI's Board of Directors entered into a letter agreement with Cadian Capital Management, LLC (“Cadian Capital”), Cadian Fund LP, Cadian Master Fund LP and Cadian GP LLC (Cadian Capital, together with the aforementioned entities other than CTI and Verint being referred to collectively as the “Cadian Group”) with respect to the solicitation for the election of CTI director nominees at the upcoming election of directors at the Annual Meeting of Shareholders of CTI scheduled for June 28, 2012 (the “CTI AGM”) by the Cadian Group pursuant to the proxy statement filed with SEC on March 28, 2012, as amended to date. Such letter agreement is referred to herein as the “Letter Agreement.”
Pursuant to the terms and conditions of the Letter Agreement, the parties agreed, among other things, (a) that Cadian Group immediately abandon its solicitation for the election of its or any other person's nominees as directors of CTI other than those nominees proposed by CTI in connection with the CTI AGM and that Cadian Group vote all securities of CTI over which it has beneficial ownership in favor of the slate of directors named in CTI's proxy statement filed in connection with the CTI AGM and (b) to take various actions with respect to the composition of the Board of Directors of Verint Systems (the “Verint Board”), the Board of Directors of Comverse, Inc. (the “Comverse Board”) and the CTI Board.
With respect to the Verint Board, the parties to the Letter Agreement agreed that three nominees designated by Cadian Capital (the “CTI-Cadian Nominees”) and acceptable to the CTI Board will replace Augustus Oliver, Theodore Schell and Mark Terrell, three members of the CTI Board who also currently serve as members of the Verint Board. The parties intend to identify and properly vet the CTI-Cadian Verint Nominees on or before June 15, 2012, subject to the approval of each nominee by each of the CTI Board and the Verint Board under the “Applicable Standard” (as defined below), and CTI agreed to (a) use reasonable best efforts to cause (i) the upcoming annual meeting of Verint stockholders currently scheduled to be held on June 15, 2012 (the “Verint AGM”) to be postponed to a date no later than July 2, 2012, (ii) each of Augustus Oliver, Theodore Schell and Mark Terrell to agree to not stand for reelection at the Verint AGM and (iii) the Verint definitive proxy statement filed with the SEC in connection with the Verint AGM to be amended to include the three CTI-Cadian Verint Nominees for election as directors of Verint and (b) vote all of the shares of common stock and preferred stock of Verint owned by CTI in favor of the election of the CTI-Cadian Verint Nominees at the Verint AGM. If for any reason any CTI-Cadian Verint Nominee is unable to stand for election at the Verint AGM or the CTI Board and/or Verint Board does not accept any CTI-Cadian Verint Nominee prior to June 15, 2012, Cadian Capital will have the opportunity to recommend one or more substitute nominees for any such CTI-Cadian Verint Nominee for approval by each of the CTI Board and the Verint Board under the Applicable Standard. In the event a substitute nominee is not approved by the CTI Board and/or the Verint Board, CTI shall promptly use reasonable best efforts to cause Verint to identify potential individuals to act as a CTI-Cadian Verint Nominee, with such individuals being subject to vetting and approval by the independent directors of the Verint Board (none of whom shall include any directors designated by CTI or the Cadian Group) under the Applicable Standard. Verint is entitled to engage a nationally recognized search firm to assist in identifying such potential individuals. Upon the approval by the independent directors of the Verint Board, CTI shall use reasonable best efforts to cause Verint to use reasonable best efforts to promptly cause Augustus Oliver, Theodore Schell and/or Mark Terrell, to the extent such directors have not earlier resigned, to resign from the Verint Board contemporaneously with the appointment or election of the substitute CTI-Cadian Verint Nominee(s). In the event that CTI causes Verint to remove any of the CTI-Cadian Verint Nominees who were elected to the Verint Board (“New Verint Directors”) without the consent of Cadian Capital, or any New Verint Director nominated by Cadian Capital resigns for any reason during

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the term of the Letter Agreement, then Cadian Capital will designate a replacement nominee for approval by each of the CTI Board and the Verint Board under the Applicable Standard. CTI agrees to use reasonable best efforts to cause any such mutually agreed replacements to be nominated to the Verint Board as directors.
With respect to the Comverse Board, CTI agreed that, immediately prior to the share distribution, it will cause the Comverse Board to be comprised of seven directors, one of whom shall be the chief executive officer of Comverse, three of whom shall be designated by the CTI Board (which three shall be Charles Burdick, Susan Bowick and Mark Terrell), and three of whom shall be designated by Cadian Capital (which three shall be James Budge, Steven Andrews and Doron Inbar, each of whom as of the date hereof are reasonably acceptable to the CTI Board to serve as directors of the Comverse Board; provided, however, that if any facts or circumstances arise which the CTI Board determines under the Applicable Standard make any Cadian Capital designee unacceptable to serve on the Comverse Board, Cadian Capital will recommend one or more substitute nominees for approval by the CTI Board under the Applicable Standard.
With respect to the CTI Board, in the event that either the share distribution has not occurred by October 31, 2012 or CTI has publicly announced that the share distribution is delayed beyond October 31, 2012 or announced its intent to abandon the share distribution at any time prior to October 31, 2012, CTI shall use reasonable best efforts to cause (a) the CTI Board to be immediately expanded and for each of James Budge, Steven Andrews and Doron Inbar to be promptly appointed to the CTI Board to fill such vacancies, subject to each aforementioned nominee being properly vetted and approved by the CTI Board under the Applicable Standard and (b) each of Augustus Oliver, Theodore Schell and Robert Dubner to resign from the CTI Board by the earlier of (i) the consummation of the share distribution and (ii) January 31, 2013.
The “Applicable Standard” means, with respect to any decision of a board of directors or any individual director with regard to whether to approve or find acceptable any nominee or designee for election or appointment as a director, such board of directors or director acting reasonably and in good faith but in no event constrained from exercising its, his or her fiduciary duties.
In connection with the foregoing, each member of the Cadian Group agrees that (a) in connection with the CTI AGM, (i) it will withdraw its letter to CTI dated March 28, 2012, (ii) it will notify the SEC that it shall not proceed with a solicitation of its nominees for election at the CTI AGM, (iii) it will cause its affiliates and associates to, immediately abandon its solicitation for the election of its or any other person's nominees as directors of CTI other than those nominees proposed by CTI in connection with the CTI AGM, (iv) it will not, and will cause its affiliates and associates not to, solicit for or in any way participate in, directly or indirectly, the election of directors at the CTI AGM and (v) will vote all securities of CTI over which they have beneficial ownership in favor of the slate of directors named in CTI's proxy statement filed in connection with the CTI AGM, (b) it will vote all securities of CTI over which it has beneficial ownership in favor of the share distribution and publicly announce its intention to vote in favor of the share distribution (provided, that the terms and conditions of the share distribution are, in the reasonable business judgment of Cadian Capital, fair and reasonable to, and in the best interests of, CTI shareholders) and (c) if a merger between CTI and Verint is proposed on terms and conditions that, in the reasonable business judgment of Cadian Capital acting in good faith, are fair and reasonable to, and in the best interests of, both CTI shareholders and Verint stockholders, it will vote all securities of CTI and Verint over which it has beneficial ownership in favor of such merger and publicly announce its intention to vote in favor of such merger.
In consideration of the foregoing, CTI has agreed to reimburse up to $300,000 of the reasonable, out-of-pocket documented expenses of the Cadian Group that have been incurred since March 2012.
The rights and obligations of the Cadian Group and CTI under the Letter Agreement (a) with respect to the CTI Board will terminate and be of no further force or effect in the event that the Cadian Group at any time ceases to own, in the aggregate, at least 1,000,000 shares of CTI common stock, (b) with respect to the Verint Board will terminate and be of no further force and effect (i) in the event that the Cadian Group ceases to own, in the aggregate, at least 1,000,000 shares of Verint common stock or (ii) in the event that CTI ceases to be the beneficial owner of a majority of the outstanding voting securities of Verint. In addition, the Letter Agreement will terminate and be of no further force or effect (x) from and after June 28, 2013 or (y) earlier, in the event that any member of the Cadian Group breaches in any material respect certain of its obligations under the Letter Agreement and such breach remains uncured after receipt of notice.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in Item 15 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (or the 2011 Form 10-K) and the condensed consolidated financial statements and related notes included in this Quarterly Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future financial performance that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements” on page i of this Quarterly Report. Percentages and amounts within this section may not calculate precisely due to rounding differences.
OVERVIEW
Corporate Structure
CTI is a holding company that conducts business through its subsidiaries, principally, its wholly-owned subsidiary, Comverse, Inc., and its majority-owned subsidiaries, Verint Systems and Starhome, B.V.
As a result of the Phase II Business Transformation, we changed our reportable segments during the three months ended October 31, 2011. Our reportable segments are:

•	Comverse BSS - comprised of Comverse's BSS operating segment;

•	Comverse VAS - comprised of Comverse's VAS operating segment; and

•	Verint - comprised of Verint Systems and its subsidiaries.
The results of operations of all of our other operations, including the Comverse Mobile Internet (or Comverse MI) operating segment, Comverse's Netcentrex operations, Comverse's global corporate functions that support its business units, Starhome B.V. and its subsidiaries, miscellaneous operations and CTI's holding company operations, are included in the column captioned “All Other” as part of our business segment presentation.
We have recast the presentation of our segment information for the three months ended April 30, 2011 to reflect these reportable segments.
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
Comverse's products and services are used by more than 450 wireless, wireline and cable network communication service providers in more than 125 countries, including the majority of the world's 100 largest wireless network operators. Comverse's products and services are designed to generate voice and data network traffic, increase revenue and customer loyalty, monetize services and improve operational efficiency.

Comverse Share Distribution
On January 11, 2012, CTI announced its plan to spin-off Comverse as an independent, publicly-traded company, to be accomplished by means of a pro rata distribution of 100% of Comverse's outstanding common shares to CTI's shareholders (referred to as the share distribution). Following the share distribution, CTI will cease to own any equity interest in Comverse.
The share distribution is subject to a number of conditions, including receipt of an opinion with respect to the capital adequacy of CTI and Comverse from a nationally recognized provider of such opinions, final approval of the transaction by CTI's Board, the approval of the share distribution by holders of at least two-thirds of the CTI common shares, final approval of certain material agreements by the boards of each of CTI and Comverse and the completion of the review process of Comverse's registration statement on Form 10 by the SEC.
In addition, CTI is exploring alternatives to eliminate its holding company structure simultaneous with or shortly after the share distribution.
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
In the enterprise intelligence market, Verint's workforce optimization and voice of the customer solutions help organizations enhance the customer service experience, increase customer loyalty, enhance products and services, reduce operating costs, and drive revenue. In the security intelligence market, Verint's communications and cyber intelligence, video and situation intelligence and public safety solutions help government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.
As of May 15, 2012, CTI held 41.6% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock), giving CTI aggregate beneficial ownership of 54.3% of Verint Systems’ common stock. The common stock of Verint Systems is publicly traded on the NASDAQ stock exchange (NASDAQ Global Market) under the symbol "VRNT" and Verint Systems files separate periodic and current reports with the SEC, which are available on its website, www.verint.com, and on the SEC’s website at www.sec.gov.
Verint Strategic Alternative Exploration
CTI is exploring all options to maximize the value of its equity interests in Verint for the benefit of the shareholders of both CTI and Verint. These options include a sale of Verint to a financial or strategic buyer, a merger of CTI and Verint or a sale of CTI to a third party interested in buying Verint through an initial acquisition of the controlling interest therein. The ultimate execution of any alternative will take into account a number of considerations, including, without limitation, tax efficiency and, depending upon the circumstances, the separate recommendation of Verint's directors who are not directors or officers of CTI.
Starhome
Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software-based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network.
As of May 15, 2012, CTI held 66.5% of Starhome B.V., a privately-held company.
Significant Events
During the three months ended April 30, 2012 and subsequent thereto, the following significant events occurred:

Appointment of Comverse President and Chief Executive Officer
On May 21, 2012, Philippe Tartavull was appointed as Comverse's President and Chief Executive Officer, replacing Mr. Burdick. Mr. Burdick continues to serve as CTI's Chairman of the Board and Chief Executive Officer.
Settlement Agreement with Cadian Capital
On May 30, 2012, CTI's Board of Directors entered into a letter agreement (referred to as Letter Agreement) with Cadian Capital Management, LLC and certain of its affiliates (referred to collectively as the Cadian Group) with respect to Cadian Group's solicitation for the election of CTI director nominees at CTI's upcoming election of directors at the Annual Meeting of Shareholders scheduled for June 28, 2012 (referred to as the CTI AGM) by the Cadian Group pursuant to the proxy statement filed with SEC on March 28, 2012.
Pursuant to the terms and conditions of the Letter Agreement, the parties agreed, among other things, (a) that the Cadian Group immediately abandon its solicitation for the election of its or any other person's nominees as directors of CTI other than those nominees proposed by CTI in connection with the CTI AGM and that the Cadian Group vote all securities of CTI over which it has beneficial ownership in favor of the slate of directors named in CTI's proxy statement filed in connection with the CTI AGM and in favor of the share distribution (provided, that the terms and conditions of the share distribution are, in the reasonable business judgment of Cadian Capital, fair and reasonable to, and in the best interests of, CTI shareholders) and (b) to take various actions with respect to the composition of the Board of Directors of each of CTI, Verint Systems, and if the share distribution is consummated, Comverse, Inc. For a more detailed discussion of the Letter Agreement, see note 20 to the condensed consolidated financial statements included in this Quarterly Report.
Liquidity Forecast at CTI and Comverse
We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months. For a more comprehensive discussion of our liquidity forecast, see “—Liquidity and Capital Resources—Financial Condition of CTI and Comverse—Liquidity Forecast.”
Segment Performance
We evaluate our business by assessing the performance of each of our operating segments. CTI’s Chief Executive Officer is its chief operating decision maker (or CODM). The CODM uses segment performance, as defined below, as the primary basis for assessing the financial results of the operating segments and for the allocation of resources. Segment performance, as we define it in accordance with the Financial Accounting Standard Board’s (or the FASB) guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies.
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic evaluation related costs (vi) impairment of property and equipment (vii) litigation settlements and related costs; (viii) acquisition-related charges; (ix) restructuring and integration charges; and (x) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with our efforts to (a) complete certain financial statements and audits of such financial statements, (b) become current in our periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting. Compliance-related professional fees and compliance-related compensation and other expenses recorded for the three months ended April 30, 2012 also relate to fees and expenses incurred in connection with timely filings of certain periodic reports of CTI. Strategic evaluation related costs include financial advisory, accounting, tax, consulting and legal fees incurred in connection with our evaluation of strategic alternatives, including the proposed share distribution. For additional information on how we apply segment performance to evaluate the operating results of our segments for the three months ended April 30, 2012 and 2011, see note 17 to the condensed consolidated financial statements included in this Quarterly Report.
In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment, including intercompany revenue. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three months ended April 30, 2012 and 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a stand-alone basis with respect to acquisitions consummated by Verint.

	Three Months Ended April 30,
	2012	2011
	(Dollars in thousands)
SEGMENT RESULTS
Comverse BSS
Segment revenue	$57,680	$75,201
Gross margin	32.8%	38.9%
Income from operations	4,397	5,059
Operating margin	7.6%	6.7%
Segment performance	9,101	11,619
Segment performance margin	15.8%	15.5%
Comverse VAS
Segment revenue	$65,922	$79,475
Gross margin	42.0%	39.2%
Income from operations	15,840	20,786
Operating margin	24.0%	26.2%
Segment performance	16,613	21,987
Segment performance margin	25.2%	27.7%
Verint
Segment revenue	$200,239	$176,567
Gross margin	65.9%	68.7%
Income from operations	20,983	18,834
Operating margin	10.5%	10.7%
Segment performance	39,432	39,515
Segment performance margin	19.7%	22.4%
All Other
Segment revenue	$24,983	$19,188
Gross margin	13.6%	10.6%
Loss from operations	(58,544)	(78,139)
Operating margin	(234.3)%	(407.2)%
Segment performance	(52,193)	(45,452)
Segment performance margin	(208.9)%	(236.9)%
For a discussion of the results of our segments, see “—Results of Operations.”

Comverse Subsidiary Financial Highlights
As discussed above, we revised our reportable segments as a result of the implementation of the Phase II Business Transformation at Comverse and the manner in which our CODM reviews the operating performance of Comverse and allocates resources to its operating segments. We are providing the following additional information, presenting highlights of the results of operations of the previous Comverse reportable segment. We believe that such presentation provides useful information to investors regarding the performance of our Comverse subsidiary, including comparability to previously reported financial information. The additional information provided is not a replacement for or subset of business segment information.

	Three Months Ended April 30,
	2012	2011
	(Dollars in thousands)

Comverse revenue	$137,750	$163,764
Gross margin	30.7%	33.8%
Loss from operations	(22,883)	(37,675)
Operating margin	(16.6)%	(23.0)%
Comverse performance(1)	(16,097)	(6,204)
Comverse performance margin	(11.7)%	(3.8)%

(1)
Comverse performance represents the operating results of our Comverse subsidiary without the impact of significant expenditures incurred by Comverse in connection with our efforts to become or remain current in periodic reporting obligations under the federal securities laws and the remediation of material weaknesses in internal control over financial reporting, certain non-cash charges, and certain other gains and charges.

For more information, see “Comverse Business Trends and Uncertainties” and note 17 to the condensed consolidated financial statements included in this Quarterly Report.
Business Trends and Uncertainties
Comverse
During the three months ended April 30, 2012 as compared to the three months ended April 30, 2011, Comverse's revenue decreased, which decrease was more than fully offset by a decrease in costs and operating expenses, resulting in a reduction in loss from operations. However, Comverse performance loss for the three months ended April 30, 2012 increased compared to the three months ended April 30, 2011 as the decrease in costs and operating expenses primarily consisted of decreases in expense adjustments related to compliance-related professional fees and restructuring and integration charges.  In  addition, during three months ended April 30, 2012, Comverse experienced a decrease in cash collections compared to the three months ended April 30, 2011.
The decrease in revenue was primarily attributable to changes in scope and settlement of certain customer contracts, customer acceptances in large-scale deployments in the three months ended April 30, 2011, with no comparable acceptances in the three months ended April 30, 2012 and adverse impact of the timing of acceptances in certain projects and the timing of completion of project milestones. The implementation of Comverse's strategy to pursue higher margin Comverse VAS projects also contributed, as expected, to lower revenue. The decrease in cash collections was primarily attributable to the adverse impact of the timing of acceptances in certain projects and the timing of completion of project milestones.
Comverse's costs, operating expenses and disbursements decreased during the three months ended April 30, 2012 primarily due to Comverse's continued focus on closely monitoring its costs and operating expenses as part of its efforts to improve its cash position and achieve long-term improved operating performance and sustainable positive operating cash flows. In addition, professional fees decreased significantly during the three months ended April 30, 2012 compared to the three months ended April 30, 2011. We believe that further cost reductions will result primarily from decreases in compliance-related professional fees as a result of us becoming timely in the filing of our periodic reports. Such fees are expected to decrease further after we complete the remediation of the remaining material weakness in internal control over financial reporting. These cost reductions may be partially offset by, among other factors, the increasing complexity of project deployment which may result in higher product delivery costs and significant expenses expected to be incurred in connection with the share distribution.
During the fiscal year ended January 31, 2012, Comverse implemented the Phase II Business Transformation seeking to achieve long-term improved operating performance and sustainable positive operating cash flows. As part of the Phase II Business Transformation, Comverse restructured its operations into new business units. As a result, Comverse's principal business activities are reported through the following segments:

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

Comverse BSS
As previously disclosed, during the fiscal year ended January 31, 2012, Comverse BSS experienced a significant decrease in BSS customer solutions orders, which we believe was attributable primarily to the deferral of BSS projects by customers mainly in the fourth quarter, uncertainty in economic conditions that prompted existing and potential customers to defer significant capital investments involved in deploying our BSS solutions and upgrading existing prepaid or postpaid systems to our converged BSS solution and concerns on the part of customers about our financial condition.
In the three months ended April 30, 2012, customer orders for BSS customer solutions increased compared to the three months ended April 30, 2011. We believe that this increase was primarily attributable to certain purchasing decisions that had been delayed by customers and the decrease in customer concerns about our financial condition.
In addition, revenue from BSS customer solutions for the three months ended April 30, 2012 decreased compared to the three months ended April 30, 2011. The decrease in revenue from Comverse BSS customer solutions was primarily attributable to changes in scope and settlements of certain customer contracts in the three months ended April 30, 2012 compared to the three months ended April 30, 2011. For a more detailed discussion of the reasons for the decrease in revenue, see “—Results of Operations—Segment Results—Comverse BSS.”
As part of its strategy, Comverse BSS is continuing its efforts to expand its presence and market share in the BSS market with BSS solutions that we believe offer several advantages over competitors' offerings, including faster time to market and lower total cost of ownership. Comverse BSS continues to offer its existing prepaid and postpaid customer base upgrades to its Comverse ONE converged billing solution, which we believe better addresses the enhanced business needs of communication service providers. In addition, Comverse BSS continues to aggressively pursue opportunities to market its BSS solutions, primarily Comverse ONE, to new customers as part of its efforts to increase its customer base. As a result, Comverse BSS is currently beginning to experience a shift in product mix as the portion of sales of its advanced Comverse ONE converged billing solution continues to increase and the portion of sales of its traditional stand-alone prepaid and postpaid BSS solutions continues to decrease. In addition, to maintain its market leadership in BSS convergence and monetization of new business models, Comverse BSS continues to expend significant resources on research and development to further enhance the functionality of Comverse ONE and its advanced machine to machine monetization capability.
Communication service providers are experiencing growth in global wireless subscriptions and traffic and a rapid growth in the use of advanced services, such as data services and Internet browsing. In response to these market trends, communication service providers require enhanced BSS system functionality to accommodate their business needs. As a result, Comverse BSS is facing increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance which are generally required for revenue recognition and receipt of payment. To address these challenges, Comverse BSS continues its efforts to improve its delivery and implementation capabilities which resulted in reduced costs and expenses. In addition, Comverse BSS continues to focus on increasing its revenue and improving its margins by broadening its customer solution and service offerings to existing and new customers.
As part of its service offering, Comverse BSS offers a suite of managed services that enable it to assume responsibility for the operation and management of its customers' billing systems. Comverse's managed services suite is designed to provide customers with improved efficiencies relating to the operation and management of their systems, thereby allowing them to focus on their own internal business needs and strengths with reduced management distraction. Managed services provide Comverse with recurring and predictable revenue and are used by Comverse to create and establish long-term relationships with customers as well as cross-sell additional solutions and system enhancements. We believe that the longevity of Comverse's customer relationships and the recurring revenue that such relationships generate provide it with stability and a competitive advantage in marketing its solutions to its existing customer base.
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
Comverse VAS
Revenue and orders related to VAS customer solutions for the three months ended April 30, 2012 decreased compared to the three months ended April 30, 2011. These decreases are attributable in part to Comverse's strategy to pursue primarily higher margin VAS projects which contributed to lower levels of VAS revenue and customer order activity. For a more detailed discussion of the reasons for the decrease in revenue, see “—Results of Operations—Segment Results—Comverse VAS.” Due to the implementation Comverse's strategy, we expect that VAS revenue and customer order activity may continue to decrease.
Comverse VAS continues to maintain its market leadership in voice-based products, such as voicemail and call completion. However, in the VAS market, wireless subscriber preferences have changed in recent years as consumers transitioned to alternative messaging applications, such as SMS text messaging, in part as a substitute for voicemail usage, and increased the use of data in connection with the deployment of smartphones and other devices, such as tablets. This transition resulted in intensified competition due to the change in the business mix of Comverse VAS from the voicemail product line, in which Comverse continues to hold a leading market position, to other applications and products in which Comverse VAS is continuing to face significant competitive challenges as part of its efforts to increase market share. In addition, Comverse VAS faces increasing competition from changing technologies that may provide alternatives to its products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Facebook, Google, Yahoo or Hotmail, to access, among other things, instant messaging and electronic mail free of charge rather than use wireless carriers' service offerings. Furthermore, Comverse VAS continues to face competition from low-cost competitors from emerging markets. We believe these changes have reduced demand for Comverse VAS's products and services and increased pricing pressures, which have in turn reduced revenue and margins.
At the same time, the growth in global wireless subscriptions, and emerging wireless segments, such as data services and Internet browsing, support demand for several of our products. As part of its efforts to maintain its market position and leverage these recent trends, Comverse VAS is engaged in the promotion of advanced offerings, such as visual voicemail, call management, IP Engine (an IP-based messaging platform) and a Service Enablement Middleware cloud-based solution. We believe demand for advanced offerings may grow due to the increasing deployment of smartphones by wireless communication service providers. Accordingly, Comverse continues to expend significant resources on VAS research and development activities in order to enhance existing products and develop new solutions.
Uncertainties Impacting Future Performance
Mix of Revenue
As part of its strategy, Comverse continues its efforts to expand its BSS business and pursue primarily higher margin VAS projects which have resulted in lower VAS revenue. Currently, we are unable to predict whether increases in BSS revenue, if any, will exceed or fully offset declines in VAS revenue. If BSS revenue does not increase, or if increases in BSS revenue do not exceed or fully offset declines in VAS revenue, Comverse's revenue, profitability and cash flows would likely be materially adversely affected.
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
Customer Confidence
We believe that Comverse BSS and Comverse VAS may have lost business opportunities due to concerns on the part of customers about our financial condition. We anticipate that these concerns will ease as a result of the successful implementation of initiatives to improve our cash position, CTI becoming current in its reporting obligations, the resolution of the administrative proceeding under Section 12(j) of the Exchange Act with the SEC and the payment of all amounts due under the consolidated shareholder class action settlement agreement. We also believe that the relisting of CTI's common stock on NASDAQ has enhanced, and the completion of the contemplated share distribution and listing of our common stock on NASDAQ Comverse's market perception and will increase the willingness of customers and partners to purchase our solutions and services.
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
During the three months ended April 30, 2012, the global economy continued to experience a gradual recovery resulting in a moderate increase in levels of spending by customers. Concurrently, however, there have been adverse developments in global debt markets (including European sovereign debt) and other indications of a slowdown in the global economic recovery. These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty, and will likely continue to do so. If the recovery in the global economy is curtailed and market conditions worsen, our existing and potential customers could reduce their spending, which, in turn, could reduce the demand for our products and services.
Difficulty in Forecasting Operating Results
The operating results of Comverse are difficult to predict. A high percentage of Comverse's customer orders has typically been generated late in fiscal quarters. In addition, based on historical industry spending patterns of communication service providers, Comverse typically forecasts its highest customer order activity to occur in its fourth fiscal quarter. This trend makes it difficult for Comverse to forecast its annual customer order activity and to implement effective measures to cover any shortfalls of prior fiscal quarters if customer orders for the fourth fiscal quarter fail to meet its expectations. Furthermore, Comverse continues to emphasize large capacity systems in its product development and marketing strategies. Contracts for BSS and VAS installations typically involve a lengthy, complex and highly competitive bidding and selection process, and its ability to obtain particular contracts is inherently difficult to predict. A delay, cancellation or other factor resulting in the postponement or cancellation of significant orders may cause us to miss our financial projections, which may not be discernible until the end of a financial reporting period.

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

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011
Condensed Consolidated Results

	Three Months Ended April 30,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$343,667	$349,497	$(5,830)	(1.7)%
Loss from operations	(17,428)	(33,424)	15,996	(47.9)%
Interest income	366	1,117	(751)	(67.2)%
Interest expense	(7,920)	(9,128)	1,208	(13.2)%
Loss on extinguishment of debt	—	(8,136)	8,136	N/M
Other expense, net	(471)	(122)	(349)	286.1%
Income tax provision	(20,151)	(7,425)	(12,726)	171.4%
Net loss	(45,604)	(57,118)	11,514	(20.2)%
Less: Net income attributable to noncontrolling interest	(7,606)	(2,077)	(5,529)	266.2%
Net loss attributable to Comverse Technology, Inc.	$(53,210)	$(59,195)	$5,985	(10.1)%
Loss per share attributable to Comverse Technology, Inc.’s shareholders:
Basic and Diluted	$(0.24)	$(0.29)	$0.05
Total Revenue
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Total revenue was $343.7 million for the three months ended April 30, 2012, a decrease of $5.8 million, or 1.7%, compared to the three months ended April 30, 2011. The decrease was primarily attributable to declines in revenue of $17.5 million and $13.6 million at the Comverse BSS and Comverse VAS segments, respectively, partially offset by increases in revenue of $20.3 million and $4.9 million at the Verint segment and All Other, respectively, for the three months ended April 30, 2012 compared to the three months ended April 30, 2011.
Loss from Operations
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Loss from operations was $17.4 million for the three months ended April 30, 2012, a decrease in loss of $16.0 million, or 47.9%, compared to the three months ended April 30, 2011. The decrease in loss was primarily due to:

•	$10.4 million decrease in restructuring and integration charges attributable to All Other;

•
$6.0 million decrease in selling, general and administrative expenses primarily attributable to decreases at the Comverse BSS and Comverse VAS segments and at All Other, partially offset by an increase at the Verint segment; and

•	$4.8 million decrease in research and development, net attributable to the Comverse BSS segment and All Other, partially offset by an increase at the Comverse VAS and Verint segments.
The decrease was partially offset by a $5.8 million decrease in total revenue.
Interest Income
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Interest income was $0.4 million for the three months ended April 30, 2012, a decrease of $0.8 million, or 67.2%, compared to the three months ended April 30, 2011.
Interest Expense
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Interest expense was $7.9 million for the three months ended April 30, 2012, a decrease of $1.2 million, or 13.2%, compared to the three months ended April 30, 2011. The decrease was primarily attributable to a decrease in interest expense at the Verint segment principally due to a lower interest rate applicable to Verint's borrowings related to the new credit agreement entered on April 29, 2011 compared to Verint's prior facility. For additional discussion, see "—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities."

Loss on Extinguishment of Debt
During the three months ended April 30, 2011, Verint recorded an $8.1 million loss in connection with the termination of its prior facility. For additional discussion, see "—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities."
Other Expense, Net
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Other expense, net was $0.5 million for the three months ended April 30, 2012, an increase in expense of $0.3 million, or 286.1%, compared to the three months ended April 30, 2011.
Income Tax Provision
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Income tax provision was $20.2 million for the three months ended April 30, 2012, representing an effective tax rate of (79.2)%, compared to an income tax provision of $7.4 million, representing an effective tax rate of (14.9)% for the three months ended April 30, 2011. During the three months ended April 30, 2012 and 2011, the effective tax rates were negative due to the fact that we reported income tax expense on consolidated pre-tax losses. We did not record an income tax benefit on the losses for the periods, primarily because we maintain valuation allowances against certain of our U.S. and foreign net deferred tax assets. The income tax provisions are comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes and certain tax contingencies recorded in the three months ended April 30, 2012 and 2011 and taxes recorded with respect to investments in affiliates in the three months ended April 30, 2012.
The change in our effective tax rate for the three months ended April 30, 2012, compared to the three months ended April 30, 2011 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.
Net Income Attributable to Noncontrolling Interest
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Net income attributable to noncontrolling interest was $7.6 million for the three months ended April 30, 2012, an increase of $5.5 million, or 266.2%, compared to the three months ended April 30, 2011. The increase was primarily attributable to an increase in Verint’s net income for the three months ended April 30, 2012 compared to the three months ended April 30, 2011.

Segment Results
Comverse BSS

	Three Months Ended April 30,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$57,680	$75,201	$(17,521)	(23.3)%
Intercompany revenue	—	—	—	N/M
Total revenue	57,680	75,201	(17,521)	(23.3)%
Costs and expenses:
Cost of revenue	38,733	45,967	(7,234)	(15.7)%
Research and development, net	9,829	16,607	(6,778)	(40.8)%
Selling, general and administrative	4,721	7,568	(2,847)	(37.6)%
Total costs and expenses	53,283	70,142	(16,859)	(24.0)%
Income from operations	$4,397	$5,059	$(662)	(13.1)%
Computation of segment performance:
Total revenue	$57,680	$75,201	$(17,521)	(23.3)%
Segment revenue adjustment	—	—	—	N/M
Segment revenue	$57,680	$75,201	$(17,521)	(23.3)%
Total costs and expenses	$53,283	$70,142	$(16,859)	(24.0)%
Segment expense adjustments:
Amortization of acquisition-related intangibles	4,074	4,498	(424)	(9.4)%
Compliance-related compensation and other expenses	630	2,062	(1,432)	(69.4)%
Segment expense adjustments	4,704	6,560	(1,856)	(28.3)%
Segment expenses	48,579	63,582	(15,003)	(23.6)%
Segment performance	$9,101	$11,619	$(2,518)	(21.7)%
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
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Revenue from Comverse BSS customer solutions was $26.8 million for the three months ended April 30, 2012, a decrease of $16.5 million, or 38.1%, compared to the three months ended April 30, 2011. The decrease in revenue from Comverse BSS customer solutions was primarily attributable to changes in scope and settlements of certain customer contracts in the three months ended April 30, 2012 compared to the three months ended April 30, 2011. Revenue from Comverse BSS customer solutions continued to be adversely affected by (i) the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance and (ii) lower volume of BSS projects in the current fiscal quarter resulting from reduced customer order activity in recent years.
Comverse BSS maintenance revenue was $30.8 million for the three months ended April 30, 2012, a decrease of $1.1 million or 3.4%, compared to the three months ended April 30, 2011. The decrease was primarily attributable to decreased collections that resulted in a reduction in the recognition of revenue. The decrease was partially offset by an increase in revenue due to an increase in the installed base of Comverse BSS customer solutions.

Revenue by Geographic Region
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 24%, 35% and 41% of Comverse BSS’s revenue, respectively, for the three months ended April 30, 2012 compared to approximately 22%, 50% and 28% of Comverse BSS’s revenue, respectively, for the three months ended April 30, 2011. The presentation of revenue by geographic region is based on the location of customers.

The increase in revenue as a percentage of the total revenue for Comverse BSS in APAC was primarily attributable to significant revenue recognized due to continued customer acceptances in certain large-scale projects in the three months ended April 30, 2012, with no comparable customer acceptances in the three months ended April 30, 2011. Europe continued to suffer from significant weakness in market conditions and, accordingly, European customers continued to closely monitor their costs and maintain lower levels of spending. In addition, the decrease in Comverse BSS's revenue in Europe was impacted by changes in scope and settlements of certain customer contracts in the three months ended April 30, 2012 compared to the three months ended April 30, 2011. As a result, Comverse BSS's revenue from its European customers declined during the three months ended April 30, 2012 compared to the three months ended April 30, 2011.
Foreign Currency Impact on Revenue
Our financial reporting currency is the U.S. dollar. The majority of Comverse BSS’s revenue for the three months ended April 30, 2012 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the British pound and the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 unfavorably impacted revenue by $0.8 million.
Foreign Currency Impact on Costs
A significant portion of Comverse BSS’s expenses, principally personnel-related costs, is incurred in new Israeli shekel (or NIS), whereas our financial reporting currency is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of Comverse BSS’s expenses in Israel. Comverse enters into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.
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
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Cost of revenue was $38.7 million for the three months ended April 30, 2012, a decrease of $7.2 million, or 15.7%, compared to the three months ended April 30, 2011. The decrease was primarily attributable to:

•	a $3.8 million decrease in material costs and overhead primarily due to decreased revenue and higher margin projects; and

•	a $2.8 million decrease in personnel-related costs principally due to workforce reductions as part of the Phase II Business Transformation.
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
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Research and development expenses, net were $9.8 million for the three months ended April 30, 2012, a decrease of $6.8 million, or 40.8%, compared to the three months ended April 30, 2011. The decrease was primarily attributable to a $5.1 million decrease in personnel-related costs and a $1.4 million decrease in allocated overhead costs relating to research and development, both principally due to workforce reductions as part of the Phase II Business Transformation.

Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Selling, general and administrative expenses were $4.7 million for the three months ended April 30, 2012, a decrease of $2.8 million, or 37.6%, compared to the three months ended April 30, 2011. The decrease was primarily attributable to:

•	a $1.1 million decrease in personnel-related costs principally due to workforce reductions as part of the Phase II Business Transformation;

•
a $0.8 million decrease in agent and employee sales commissions expense principally due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse BSS pays lower sales commissions; and

•	a $0.4 million decrease in bad debt expenses.
Segment Performance
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Segment performance was $9.1 million for the three months ended April 30, 2012 based on segment revenue of $57.7 million representing a segment performance margin of 15.8% as a percentage of segment revenue. Segment performance was $11.6 million for the three months ended April 30, 2011 based on segment revenue of $75.2 million, representing a segment performance margin of 15.5% as a percentage of segment revenue. Segment performance margin remained consistent for the three months ended April 30, 2012 and the three months ended April 30, 2011.

Comverse VAS

	Three Months Ended April 30,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$65,922	$79,475	$(13,553)	(17.1)%
Intercompany revenue	—	—	—	N/M
Total revenue	65,922	79,475	(13,553)	(17.1)%
Costs and expenses:
Cost of revenue	38,245	48,293	(10,048)	(20.8)%
Research and development, net	9,632	7,062	2,570	36.4%
Selling, general and administrative	2,205	3,334	(1,129)	(33.9)%
Total costs and expenses	50,082	58,689	(8,607)	(14.7)%
Income from operations	$15,840	$20,786	$(4,946)	(23.8)%
Computation of segment performance:
Total revenue	$65,922	$79,475	$(13,553)	(17.1)%
Segment revenue adjustment	—	—	—	N/M
Segment revenue	$65,922	$79,475	$(13,553)	(17.1)%
Total costs and expenses	$50,082	$58,689	$(8,607)	(14.7)%
Segment expense adjustments:
Compliance-related compensation and other expenses	773	1,201	(428)	(35.6)%
Segment expense adjustments	773	1,201	(428)	(35.6)%
Segment expenses	49,309	57,488	(8,179)	(14.2)%
Segment performance	$16,613	$21,987	$(5,374)	(24.4)%

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
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Revenue from Comverse VAS customer solutions was $35.1 million or the three months ended April 30, 2012, a decrease of $7.4 million, or 17.4%, compared to the three months ended April 30, 2011. The decrease in revenue from Comverse VAS customer solutions was primarily attributable to a number of customer acceptances of large-scale deployments of next generation voicemail products (including visual voicemail) in connection with the launch of new smartphones during the three months ended April 30, 2011 with no comparable customer acceptances in the three months ended April 30, 2012. In addition, revenue was impacted by the timing of customer acceptances in certain projects and the timing of completion of project milestones. Furthermore, the implementation of Comverse's strategy to pursue higher margin Comverse VAS projects led, as expected, to lower revenue.
Comverse VAS maintenance revenue was $30.8 million for the three months ended April 30, 2012, a decrease of $6.2 million, or 16.8%, compared to the three months ended April 30, 2011. The decrease was mainly due to a decline in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to the decline in revenue from VAS customer solutions and a decline in installed base value.

Revenue by Geographic Region
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Revenue in the Americas, EMEA and APAC represented approximately 47%, 33% and 20% of Comverse VAS’s revenue, respectively, for the three months ended April 30, 2012 compared to approximately 26%, 47% and 27% of Comverse VAS’s revenue, respectively, for the three months ended April 30, 2011. The presentation of revenue by geographic region is based on the location of customers. The increase in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to (i) significant revenue recognized due to customer acceptances in certain large-scale projects in the three months ended April 30, 2012, with no comparable customer acceptances in the three months ended April 30, 2011.  The decrease in revenue for Comverse VAS in EMEA was primarily attributable to timing of certain customer acceptances.

Foreign Currency Impact on Revenue
Our financial reporting currency is the U.S. dollar. The majority of Comverse VAS’s revenue for the three months ended April 30, 2012 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the three months ended April 30, 2012 compared to the three months ended April 30, 2011 favorably impacted revenue by $1.1 million.
Foreign Currency Impact on Costs
A significant portion of Comverse VAS’s expenses, principally personnel-related costs, is incurred in NIS, whereas our financial reporting currency is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of Comverse VAS’s expenses in Israel. Comverse enters into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.
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
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Cost of revenue was $38.2 million for the three months ended April 30, 2012, a decrease of $10.0 million, or 20.8%, compared to the three months ended April 30, 2011. The decrease was primarily attributable to:

•	an $8.7 million decrease in personnel-related costs principally due to workforce reductions as part of the Phase II Business Transformation;

•	a $2.9 million decrease in material costs and overhead primarily due to decreased revenue and higher margins projects; and

•	a $1.4 million decrease in allocation overhead costs relating to cost of revenue.
These decreases were partially offset by a $1.5 million increase in contractor costs recorded based on progress of projects related to customer solutions.

Research and Development, Net
Research and development expenses primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content used in research and development activities.
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Research and development expenses, net were $9.6 million for the three months ended April 30, 2012, an increase of $2.6 million, or 36.4%, compared to the three months ended April 30, 2011. The increase was primarily attributable to a $2.6 million increase in personnel-related costs primarily due to increased research and development headcount attributable to the launch of two new services of VAS solution offerings.

Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Selling, general and administrative expenses were $2.2 million for the three months ended April 30, 2012, a decrease of $1.1 million, or 33.9%, compared to the three months ended April 30, 2011. The decrease was primarily attributable to a $1.1 million decrease in agent and employee sales commissions expense principally due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse VAS pays lower sales commission.
Segment Performance
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Segment performance was $16.6 million for the three months ended April 30, 2012 based on segment revenue of $65.9 million, representing a segment performance margin of 25.2% as a percentage of segment revenue. Segment performance was $22.0 million for the three months ended April 30, 2011 based on segment revenue of $79.5 million, representing a segment performance margin of 27.7% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in segment revenue, partially offset by the decrease in segment expenses for the three months ended April 30, 2012 compared to the three months ended April 30, 2011.

Verint

	Three Months Ended April 30,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$196,635	$176,332	$20,303	11.5%
Intercompany revenue	—	—	—	N/M
Total revenue	196,635	176,332	20,303	11.5%
Costs and expenses:
Cost of revenue	68,328	55,349	12,979	23.4%
Research and development, net	28,403	26,368	2,035	7.7%
Selling, general and administrative	78,921	75,781	3,140	4.1%
Total costs and expenses	175,652	157,498	18,154	11.5%
Income from operations	$20,983	$18,834	$2,149	11.4%
Computation of segment performance:
Total revenue	$196,635	$176,332	$20,303	11.5%
Segment revenue adjustment	3,604	235	3,369	N/M
Segment revenue	$200,239	$176,567	$23,672	13.4%
Total costs and expenses	$175,652	$157,498	$18,154	11.5%
Segment expense adjustments:
Stock-based compensation expense	5,711	7,550	(1,839)	(24.4)%
Amortization of acquisition-related intangibles	9,982	8,196	1,786	21.8%
Compliance-related professional fees	—	991	(991)	N/M
Strategic evaluation related cost	911	—	911	N/M
Acquisition-related charges	—	2,374	(2,374)	N/M
Other	(1,759)	1,335	(3,094)	N/M
Segment expense adjustments	14,845	20,446	(5,601)	(27.4)%
Segment expenses	160,807	137,052	23,755	17.3%
Segment performance	$39,432	$39,515	$(83)	(0.2)%
Revenue
Verint's product revenue consists primarily of the sale of hardware products (which include software that works together with the hardware to deliver the products' essential functionality) and licensing of software products. Verint's service and support revenue consists primarily of revenue from installation services, post-contract customer support, project management, hosting services, software as a service, product warranties and training services.
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Product revenue was $92.0 million for the three months ended April 30, 2012, an increase of $8.7 million, or 10.5%, compared to the three months ended April 30, 2011. The increase was primarily attributable to an increase in product revenue of $6.7 million related to Verint's Communication Intelligence solutions due to progress realized on certain projects, some of which commenced in the previous fiscal year as well as an increase in product deliveries to customers. In addition, product revenue related to Verint's Enterprise Intelligence solutions increased $3.4 million due to continued growth of sales to existing and new customers. These increases were partially offset by a $1.4 million decrease in product revenue from Verint's Video Intelligence solutions primarily due to a reduction in volume of product deliveries to a large existing customer, partially offset by an increase in product deliveries to other customers, during the three months ended April 30, 2012.

Service and support revenue was $104.6 million for the three months ended April 30, 2012, an increase of $11.6 million or 12.4%, compared to the three months ended April 30, 2011. The increase was primarily attributable to an increase in service and support revenue of $9.1 million related to Verint's Enterprise Intelligence solutions due primarily to an increase in customer installed base and the related support revenue generated from this customer base during the three months ended April 30, 2012 and, to a lesser extent, the inclusion of the results of operations of companies (primarily Vovici) acquired subsequent to the three months ended April 30, 2011. In addition, service and support revenue related to Verint's Communication Intelligence solutions increased $2.4 million primarily due to progress realized during the three months ended April 30, 2012 on certain projects, some of which commenced in the previous fiscal year.

Revenue by Geographic Region
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Revenue in the Americas, EMEA and APAC represented approximately 52%, 26% and 22% of Verint’s total revenue, respectively, for the three months ended April 30, 2012 compared to approximately 50%, 27% and 23%, respectively, for the three months ended April 30, 2011.
Cost of Revenue
Cost of revenue consists of product costs and service costs. Verint's product cost of revenue consists primarily of (i) hardware material costs, royalties due to third parties for software components that are embedded in the software solutions, amortization of capitalized software development costs, personnel-related costs associated with Verint's global operations, facility costs and other allocated overhead expenses, (ii) contractor and consulting costs, travel expenses, in each case, relating to resources dedicated to project management and associated product delivery and (iii) amortization of acquired technology, which consists of amortization of technology assets acquired in connection with business combinations. Verint's service cost of revenue primarily consists of personnel-related costs, contractor costs, travel expenses relating to installation, training, consulting, and maintenance services, stock-based compensation expenses, facility costs and other overhead expenses.

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Product cost of revenue was $34.7 million for the three months ended April 30, 2012, an increase of $9.5 million, or 37.7%, compared to the three months ended April 30, 2011. Verint's overall product margins decreased in the three months ended April 30, 2012 compared to the three months ended April 30, 2011, primarily as a result of lower profit margins on projects recognized in the three months ended April 30, 2012, as compared to the three months ended April 30, 2011, due to an increase in projects requiring customized implementation services, which carry lower gross margins than Verint's standard implementation services as well as a change in product mix. Product costs for the three months ended three months ended April 30, 2012 and 2011 included amortization of acquired technology of $3.8 million and $2.7 million, respectively. The increase in amortization was primarily attributable to an increase in amortization expense of technology-based intangible assets acquired in business combinations completed subsequent to the three months ended April 30, 2011.
Service cost of revenue was $33.7 million for the three months ended April 30, 2012, an increase of $3.5 million, or 11.5%, compared to three months ended April 30, 2011. The increase was primarily attributable to a $3.6 million increase in personnel-related costs primarily due to an increase in employee headcount required to deliver the increased implementation services. Verint's overall service margins remained consistent in each of the three months ended April 30, 2012 and 2011.
Research and Development, Net
Verint's research and development expenses consist primarily of personnel and subcontracting expenses, facility costs, and other allocated overhead, net of certain software development costs that are capitalized as well as reimbursements under government programs. Software development costs are capitalized upon the establishment of technological feasibility and continue to be capitalized through the general release of the related software product.
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Research and development expenses, net were $28.4 million for the three months ended April 30, 2012, an increase of $2.0 million, or 7.7%, compared to the three months ended April 30, 2011. The increase was primarily attributable to a $2.8 million increase in personnel-related costs due to an increase in employee headcount. This increase was partially offset by a $0.7 million increase in research and development reimbursements from government programs primarily due to new programs approved by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel.
Selling, General and Administrative
Verint's selling, general and administrative expenses consist primarily of personnel-related costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, other administrative expenses and amortization of other acquired intangible assets which consist of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Selling, general, and administrative expenses were $78.9 million for the three months ended April 30, 2012, an increase of $3.1 million, or 4.1%, compared to the three months ended April 30, 2011. The increase was primarily attributable to:

•	a $5.8 million increase in personnel-related costs, and a $1.0 million increase in employee travel expenses, both of which were due to an increase in employee headcount;

•	a $1.4 million increase in contractor costs primarily due to increased use of contractors resulting from business combinations completed subsequent to the three months ended April 30, 2011; and

•
a $0.7 million increase in amortization of other acquired intangible assets due to an increase in amortization associated with business combinations completed subsequent to the three months ended April 30, 2011.

These increase were partially offset by a $5.0 million net decrease in the change in fair value of contingent consideration arrangements and a $1.2 million decrease in stock-based compensation expense primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the three months ended April 30, 2011.
Foreign Currency Effect on Operating Results
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. In the three months ended April 30, 2012 compared to the three months ended April 30, 2011, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint's business resulted in decreases in Verint's revenue, cost of revenue and operating expenses on a dollar-denominated basis. Had foreign exchange rates remained constant in these periods, Verint's revenue would have been approximately $2.4 million higher and its cost of revenue and operating expenses would have been approximately $2.9 million higher, which would have resulted in a decrease of approximately $0.5 million in income from operations for three months ended April 30, 2012.
Segment Performance
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Segment performance was $39.4 million for the three months ended April 30, 2012 based on segment revenue of $200.2 million, representing a segment performance margin of 19.7% as a percentage of segment revenue. Segment performance was $39.5 million for the three months ended April 30, 2011 based on segment revenue of $176.6 million, representing a segment performance margin of 22.4% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses partially offset by an increase in segment revenue for the three months ended April 30, 2012 compared to the three months ended April 30, 2011.

All Other

	Three Months Ended April 30,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Revenue	$23,430	$18,489	$4,941	26.7%
Intercompany revenue	1,553	699	854	122.2%
Total revenue	24,983	19,188	5,795	30.2%
Costs and expenses:
Cost of revenue	20,034	16,453	3,581	21.8%
Intercompany purchases	1,553	699	854	122.2%
Research and development, net	1,791	4,402	(2,611)	(59.3)%
Selling, general and administrative	59,469	64,686	(5,217)	(8.1)%
Other operating expenses	680	11,087	(10,407)	(93.9)%
Total costs and expenses	83,527	97,327	(13,800)	(14.2)%
Loss from operations	$(58,544)	$(78,139)	$19,595	(25.1)%
Computation of segment performance:
Total revenue	$24,983	$19,188	$5,795	30.2%
Segment revenue adjustment	—	—	—	N/M
Segment revenue	$24,983	$19,188	$5,795	30.2%
Total costs and expenses	$83,527	$97,327	$(13,800)	(14.2)%
Segment expense adjustments:
Stock-based compensation expense	2,435	3,527	(1,092)	(31.0)%
Compliance-related professional fees	8	18,406	(18,398)	N/M
Compliance-related compensation and other expenses	(285)	(1,230)	945	(76.8)%
Strategic evaluation related costs	3,894	220	3,674	N/M
Impairment of property and equipment	22	128	(106)	(82.8)%
Litigation settlements and related costs	(230)	559	(789)	(141.1)%
Restructuring and integration charges	680	11,087	(10,407)	(93.9)%
Other	(173)	(10)	(163)	N/M
Segment expense adjustments	6,351	32,687	(26,336)	(80.6)%
Segment expenses	77,176	64,640	12,536	19.4%
Segment performance	$(52,193)	$(45,452)	$(6,741)	14.8%

Revenue
All Other revenue for the three months ended April 30, 2012 and 2011 includes revenue generated primarily by Starhome, Comverse MI and Comverse’s Netcentrex operations (or Netcentrex).
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. All Other revenue was $25.0 million for the three months ended April 30, 2012, an increase of $5.8 million, or 30.2%, compared to the three months ended April 30, 2011. The increase was primarily attributable to revenue increases at Comverse MI, Netcentrex and Starhome of $2.4 million, $1.3 million and $0.7 million, respectively. For three months ended April 30, 2012 and 2011, Comverse MI's total revenue were $6.4 million and $4.1 million, respectively, Netcentrex' total revenue were $5.9 million and $4.6 million, respectively, and Starhome's total revenue were $10.8 million and $10.1 million, respectively.
Cost of Revenue
All Other cost of revenue for the three months ended April 30, 2012 and three months ended April 30, 2011 was primarily attributable to Starhome and Comverse, including Comverse MI and Netcentrex. Cost of revenue attributable to Comverse includes shared services costs associated with percentage of completion projects attributable to Comverse’s operations, including Comverse BSS and Comverse VAS.
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Cost of revenue was $20.0 million for the three months ended April 30, 2012, an increase of $3.6 million, or 21.8%, compared to the three months ended April

30, 2011. The increase was primarily attributable to a $2.8 million increase in material costs and overhead primarily due to increased revenue and lower margins projects, a $1.7 million increase in allocated overhead relating to the cost of revenue and a $0.6 million increase in personnel-related costs due to the transfer of certain research and development personnel to specific projects in connection with processes to improve operational efficiency as part of the implementation of the Phase II Business Transformation at Comverse with the personnel-related costs attributable to such personnel being recorded as cost of revenue in lieu of research and development expenses, net.
Research and Development, Net
Research and development expenses, net primarily include expenses incurred by Comverse and Starhome. Research and development expenses, net attributable to Comverse include expenses incurred by Comverse’s global corporate functions in connection with shared services provided to Comverse’s operations, including Comverse BSS and Comverse VAS.
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Research and development expenses, net were $1.8 million for the three months ended April 30, 2012, a decrease of $2.6 million, or 59.3%, compared to the three months ended April 30, 2011. The decrease was primarily attributable to a $1.7 million decrease in personnel-related costs due to a decrease in research and development activity, resulting in the transfer of certain research and development personnel to specific projects in connection with processes to improve operational efficiency as part of the implementation of the Phase II Business Transformation at Comverse with the personnel-related costs attributable to such personnel being recorded in cost of revenue in lieu of research and development expenses, net.
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

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Selling, general and administrative expenses were $59.5 million for the three months ended April 30, 2012, a decrease of $5.2 million, or 8.1%, compared to the three months ended April 30, 2011. The decrease was primarily attributable to:

•
an $18.4 million decrease in compliance-related professional fees related to CTI and Comverse in connection with CTI's efforts to become current in its periodic reporting obligations under the federal securities laws; and

•	a $4.6 million decrease in personnel-related costs primarily due to workforce reductions at CTI and Comverse.
These decreases were partially offset by:

•
an $8.0 million increase in professional fees primarily to outside accounting consulting firms and other external consultants that provide assistance to our finance and accounting personnel in respect of the preparation and timely filing of periodic reports;

•
a $4.3 million increase in agent and employee sales commissions due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse pays higher commissions;

•	a $3.7 million increase in strategic evaluation related costs; and

•	a $1.3 million increase in allocation overhead costs relating to selling, general and administrative expenses.
Other Operating Expense
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Other operating expenses were $0.7 million for the three months ended April 30, 2012, a decrease of $10.4 million, or 93.9%, compared to the three months ended April 30, 2011. The decrease is primarily attributable to lower restructuring and integration charges.
Loss from Operations
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Loss from operations was $58.5 million for the three months ended April 30, 2012, a decrease in loss of $19.6 million, or 25.1%, compared to the three months ended April 30, 2011. For the three months ended April 30, 2012 and 2011, Starhome had income from operations of $0.5 million and $0.9 million, respectively, and Comverse MI had a loss from operations of $0.4 million and $1.9 million for such periods, respectively. Netcentrex had income from operations of $1.3 million compared to a loss of $1.4 million for the fiscal years ended April 30, 2012 and 2011, respectively.

Segment Performance
Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Segment performance was a $52.2 million loss for the three months ended April 30, 2012, an increase in loss of $6.7 million, or 14.8%, compared to the three months ended April 30, 2011. The increase in loss was attributable to an increase in segment expenses partially offset by an increase in segment revenue.

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
During the three months ended April 30, 2012, our principal uses of liquidity were to fund operating expenses, make capital expenditures, pay significant strategic evaluation related costs and pay significant professional fees and other expenses in connection with our efforts to continue to meet our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly in the three months ended April 30, 2012 compared to the three months ended April 30, 2011 and we expect these expenses to continue to decline significantly in subsequent fiscal periods as we continue to file timely periodic reports, improve internal controls and expand our financial reporting and analysis capabilities.

Financial Condition of CTI and Comverse
Cash and Cash Equivalents
As of April 30, 2012, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $307.6 million, compared to approximately $370.4 million as of January 31, 2012.
During the three months ended April 30, 2012, CTI and Comverse made the following significant disbursements:

•	approximately $8.8 million paid in connection with CTI's compliance-related professional fees for the fiscal year ended on January 31, 2012;

•	approximately $3.9 million paid for special retention bonus;

•	approximately $2.3 million paid for professional fees and other expenses in connection with our evaluation of strategic alternatives; and

•	approximately $1.1 million in restructuring payments, including workforce reduction initiative at Comverse.
In addition, during the three months ended April 30, 2012, CTI’s holding company operations and Comverse experienced negative cash flows from operations.
Restricted Cash
Restricted cash aggregated $38.1 million and $38.6 million as of April 30, 2012 and January 31, 2012, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, foreign currency transactions in the ordinary course of business and pending tax judgments.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months.
Management’s current forecast is based upon a number of assumptions including, among others: continued implementation of initiatives to reduce operating costs; restricted cash and bank time deposits in amounts consistent with current levels; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; increase in strategic evaluation related costs; reductions in compliance-related costs and other professional fees; and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” of the 2011 Form 10-K and in Part II, Item 1A, "Risk Factors" of the Quarterly Report materialize, CTI and Comverse may experience a shortfall in the cash required to support working capital needs.

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
Cash Flows
Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

	Three Months Ended April 30,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(14,570)	$(51,804)
Net cash used in investing activities	(7,451)	(16,965)
Net cash used in financing activities	(3,723)	(4,923)
Effects of exchange rates on cash and cash equivalents	1,130	7,603
Net decrease in cash and cash equivalents	(24,614)	(66,089)
Cash and cash equivalents, beginning of period	515,637	581,390
Cash and cash equivalents, end of period	$491,023	$515,301
Operating Cash Flows
Our operating cash flows vary significantly from period to period based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the three months ended April 30, 2012, we used net cash of $14.6 million for operating activities. Net cash used in operating activities was primarily attributable to:

•	a net loss for the three months ended April 30, 2012; and

•	the recognition of deferred revenue for which the related cash was previously received; and

•	cash used to settle previously recognized accounts payable and accrued expenses.
Such cash used in operating activities was partially offset by non-cash charges, a decrease in deferred cost of revenue and decrease in prepaid expenses and other current assets.

Investing Cash Flows
During the three months ended April 30, 2012, net cash used in investing activities was $7.5 million. Net cash used in investing activities was primarily attributable to $7.0 million of cash used for capital expenditures, including capitalization of software development costs.
Financing Cash Flows
During the three months ended April 30, 2012, net cash used in financing activities was $3.7 million. Net cash used in financing activities is primarily attributable to (i) $1.8 million of cash used primarily to make payments under Verint's new term loan facility and (ii) $1.2 million of cash used to repurchase stock of CTI from certain directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in the U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound. For the three months ended April 30, 2012, the fluctuation in foreign currency exchange rates had a favorable impact of $1.1 million on cash and cash equivalents primarily due to the weakening of the U.S. dollar relative to the major foreign currencies we held during such period.
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
The new credit agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (referred to as the new term loan facility) and a $170.0 million revolving credit facility maturing in April 2016 (referred to as the new revolving credit facility), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the new credit agreement. As of April 30, 2012, Verint had no outstanding borrowings under the new revolving credit facility.
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

Verint is required to pay a commitment fee equal to 0.50% per annum on the undrawn portion of the new revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees.
The new credit agreement requires Verint to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the new credit agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, and then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the new credit agreement.
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
The new credit agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the new credit agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The new credit agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (or EBITDA) (each as defined in the new credit agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1.00 and, thereafter, of no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of April 30, 2012, Verint was in compliance with such requirements. As of April 30, 2012, Verint’s consolidated leverage ratio was approximately 2.7 to 1.0 compared to a permitted consolidated leverage ratio of 5.00 to 1.00, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by more than $80.0 million.
The new credit agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the lenders within certain periods after the end of each fiscal year and quarter.
The new credit agreement provides for customary events of default with corresponding grace periods including failure to pay principal or interest under the new credit agreement when due, failure to comply with covenants, any representation or warranty made by Verint proving to be inaccurate in any material respect, defaults under certain other indebtedness of Verint or its subsidiaries, a change of control (as defined in the new credit agreement) of Verint, and certain insolvency or receivership events affecting Verint or its significant subsidiaries. Upon an event of default, all of Verint’s indebtedness under the new credit agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the new credit agreement may be terminated. For more information on our indebtedness, see note 9 to the condensed consolidated financial statements.
Other Verint Indebtedness
In connection with Verint’s business combination completed during the three months ended October 31, 2011, Verint assumed approximately $3.3 million of development bank and government debt in the Americas region. This debt is payable in periods through February 2017 and bears interest at varying rates. As of April 30, 2012, the majority of this debt bears interest at an annual rate of 7.00%. The carrying value of this debt was approximately $2.7 million as of April 30, 2012.
Convertible Debt Obligations
As of April 30, 2012 and January 31, 2012, CTI had $2.2 million aggregate principal amount of outstanding convertible debt obligations (referred to as the Convertible Debt Obligations). The Convertible Debt Obligations are not secured by any of our assets and are not guaranteed by any of CTI’s subsidiaries.
Comverse Ltd. Lines of Credit
As of April 30, 2012 and January 31, 2012, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings.

The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2012 and January 31, 2012, Comverse Ltd. had utilized $17.5 million and $17.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of April 30, 2012 and January 31, 2012, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of April 30, 2012 and January 31, 2012, Comverse Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2012 and January 31, 2012, Comverse Ltd. had utilized $3.0 million and $3.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
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
Business Transformation
During the second half of the fiscal year ended January 31, 2011, we commenced certain initiatives to improve our cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse successfully implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, significantly reducing its annualized operating costs. During the fiscal year ended January 31, 2012, Comverse implemented the Phase II Business Transformation that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. In relation to these restructuring plans, the Company recorded severance-related costs of $0.1 million during the three months ended April 30, 2012. Severance-related costs of $0.8 million were paid during the three months ended April 30, 2012 with the remaining costs of $1.7 million expected to be substantially paid by January 31, 2013.
Netcentrex 2010 Initiative
During the fiscal year ended January 31, 2011, management, as part of initiatives to improve focus on Comverse's core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the fiscal year ended January 31, 2012, Comverse began the second phase of its Netcentrex restructuring plan. In relation to these initiatives, we recorded severance and facilities-related costs of $0.9 million and paid $0.4 million of such costs during the three months ended April 30, 2012. The remaining costs of $1.5 million relating to the Netcentrex second phase are expected to be substantially paid by January 31, 2013. As part of its commitment to its customers, Netcentrex is providing, and is expected to continue to provide, maintenance, support and certain other services to address the ongoing needs of its existing customer base. For future financial obligations relating to our restructuring initiatives, see note 8 to the condensed consolidated financial statements.

Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2012 and January 31, 2012, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $68.7 million as of April 30, 2012, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2013.
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
Investment in Verint Systems’ Preferred Stock
On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through April 30, 2012 and January 31, 2012, cumulative, undeclared dividends on the preferred stock were $62.4 million and $59.0 million, respectively. As of April 30, 2012 and January 31, 2012, the liquidation preference of the preferred stock was $355.4 million and $352.0 million, respectively.
Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of April 30, 2012 and January 31, 2012, the preferred stock could be converted into approximately 10.9 million and 10.8 million shares of Verint Systems’ common stock, respectively.
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
Although Verint did not complete any business combinations during the three months ended April 30, 2012, Verint completed seven business combinations during the year ended January 31, 2012, all of which included contingent cash consideration arrangements. For more information, see note 5 to the condensed consolidated financial statements included in this Quarterly Report.
As of April 30, 2012, potential future cash payments under these arrangements aggregated $73.3 million, the estimated fair value of which was $33.9 million, of which $21.9 million is included within “Accounts payable and accrued expenses,” and $12.0 million is included within “Other long-term liabilities.” The performance periods associated with these potential payments extend through January 2015.
OFF-BALANCE SHEET ARRANGEMENTS
As of April 30, 2012, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2012. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2012, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K.
CONTRACTUAL OBLIGATIONS
For a more comprehensive discussion of our contractual obligations as of January 31, 2012, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We described the significant accounting policies and methods used in the preparation of our consolidated financial statements in note 1 to the consolidated financial statement included in Item 15 of our 2011 Form 10-K. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K, and include the following:

•	revenue recognition;

•	extended payment terms

•	stock-based compensation;

•	business combinations;

•	recoverability of goodwill;

•	impairment of long-lived and intangible assets;

•	allowance for doubtful accounts;

•	income taxes; and

•	litigation and contingencies.
We do not believe that there were any significant changes in our critical accounting policies and estimates during the three months ended April 30, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED
For information related to recent accounting pronouncements to be implemented, see note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2011 Form 10-K, filed with the SEC on April 2, 2012, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the three months ended April 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the quarter ended April 30, 2012. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting in income taxes, our disclosure controls and procedures were not effective as of April 30, 2012.

Changes in Internal Control
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, continuing to implement remedial actions as outlined in Item 9a of our 2011 Form 10-K. Furthermore, during the fiscal quarter ended April 30, 2012, our Vice President Corporate Controller left our company. His control responsibilities have been assigned to the Assistant Vice President, Consolidations and External Reporting and the Senior Vice President, Interim Chief Financial Officer and we do not foresee any adverse impact on our internal control environment.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, see note 19 to the condensed consolidated financial statements included in this Quarterly Report. Except as set forth below, there have been no material developments in the legal proceedings previously reported in our 2011 Form 10-K.
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
Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI's negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties' ability to investigate and assert the unique facts, claims and defenses in these cases. On April 4, 2012, plaintiffs filed a motion to lift the stay based on the resolution of the actions in the United States. On May 7, 2012, the court lifted the stay, and the case will proceed with plaintiffs' filing of an amended complaint.
Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both seek to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise by certain employees and former employees of certain CTI and Verint Systems stock options, respectively. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. These cases have been consolidated with the Tel Aviv District Court cases discussed above.

ITEM 1A.	RISK FACTORS
Except as set forth below, there has been no material change to the risk factors previously reported in our 2011 Form 10‑K.
The following risk factor set forth in Item 1A, “Risk Factors” of our 2011 Form 10-K is hereby amended and restated in their entirety.
If the share distribution is completed, our operational, financial and tax profile will change, and we will be a smaller company whose assets consist primarily of our majority equity interest in Verint.
If completed, the share distribution will result in CTI being a smaller company subject to increased instability whose assets consist primarily of a majority equity interest in Verint. The share distribution would separate Comverse's business from us, which represents significant value and almost all of our cash flow, in a transaction that produces no direct economic consideration for us. We will have a more limited business with a narrower focus and may be more vulnerable to changing market conditions that affect Verint and changes in its results of operations. As a smaller company our effective tax rate will likely change. In addition, because Verint is precluded from paying cash dividends to its stockholders, including us, we will rely on cash on hand at the time of the share distribution and access to the capital markets to fund our liquidity needs.
The following risk factors are hereby added to Item 1A, “Risk Factors Risks Related to the Share Distribution” of our 2011 Form 10-K:
We may be unable to achieve some or all of the benefits that we expect to achieve from the share distribution.
Although we believe that separating Comverse by means of the share distribution will provide financial, operational, managerial and other benefits to CTI, the share distribution may not provide the results on the scope or on the scale anticipated by CTI, and the assumed benefits of the share distribution may not be fully realized. Accordingly, the share distribution might not provide CTI with the benefits or generate value for its shareholders in excess of the benefits and value that might have been created or realized had CTI retained Comverse as a wholly-owned subsidiary or undertaken another strategic alternative involving Comverse and its businesses.
The continued ownership of CTI common shares by Comverse's post-distribution executive officers and some of its expected directors and the expected membership of some members of its board of directors on the CTI Board on the Comverse board after the share distribution may create, or may create the appearance of, conflicts of interest.
Because of their current or former positions with CTI, substantially all of Comverse's executive officers and its non-employee directors and director nominees, own our common shares. These holdings in CTI common shares may be significant for some of these persons compared to that person's total assets. Ownership of CTI common shares by Comverse's directors and officers after the share distribution may create, or may create the appearance of, conflicts of interest when these directors and executive officers are faced with decisions that could have different implications for CTI than they do for Comverse.
In addition, it is currently expected that after the share distribution certain members of the Comverse board will also be members of our Board. These common directorships could create, or appear to create, potential conflicts of interest when we and Comverse's management and directors face decisions that could have different implications for the two companies.
Future changes in stock ownership could limit our use of net operating loss carryforwards.
As of January 31, 2012, we had net operating loss carryforwards of approximately $947.0 million on a tax return basis available to offset future federal taxable income. Similarly, we had net operating loss carryforwards to offset state taxable income in varying amounts. In connection with the transactions related to the share distribution, these net operating loss carryforwards would be allocated between CTI and Comverse in accordance with applicable tax law and the Tax Disaffiliation

Agreement to be entered into as part of the share distribution. As a result of changes in stock ownership that may take place after the share distribution, there may be limitations on CTI's and Comverse's ability to use net operating loss carryforwards. Limitations on CTI's and Comverse's ability to use net operating loss carryforwards to offset future taxable income could reduce the benefit of CTI's and Comverse's net operating loss carryforwards by requiring CTI and/or Comverse, as applicable, to pay federal and state income taxes earlier than they otherwise would be required, and causing part of CTI's and/or Comverse's net operating loss carryforwards to expire without having been fully utilized. These various limitations resulting from an ownership change could have a material adverse effect on CTI's and/or Comverse's cash flow and results of operations. We cannot predict the extent to which our net operating loss carryforwards will be limited or the ultimate impact of other limitations that may be caused by future changes in stock ownership, which will depend on various factors.
The share distribution may expose us and Comverse to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The share distribution is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return, and (2) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business, or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by us or Comverse or any of our respective subsidiaries) may bring an action alleging that the share distribution or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, voiding Comverse's claims against us, requiring Comverse's shareholders to return to us some or all of the shares of its common stock issued in the share distribution, or providing us with a claim for money damages against Comverse in an amount equal to the difference between the consideration received by us and the fair market value of Comverse at the time of the share distribution.
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction's law is applied. Generally, an entity would be considered insolvent if (1) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, Comverse or any of our respective subsidiaries were solvent at the time of or after giving effect to the share distribution.
Prior to the share distribution, our Board expects that we and Comverse each will be solvent at the time of the share distribution, will be able to repay our respective debts and obligations as they mature following the share distribution and will have sufficient capital to carry on our respective businesses. We cannot assure you, however, that a court would reach the same conclusions in determining whether Comverse or we were insolvent at the time of, or after giving effect to, the share distribution.
Failure to complete the share distribution could negatively impact the stock price and future business and financial results of CTI.
If the share distribution is not completed, our ongoing businesses may be adversely affected and we will be subject to certain risks and consequences, including the following:

•	we will be required to pay certain costs and expenses relating to the share distribution, whether or not the share distribution is completed, such as legal and accounting fees; and

•
matters relating to the share distribution may require substantial commitments of time and resources by CTI and Comverse management, which could otherwise have been devoted to other opportunities that may have been beneficial to CTI and Comverse.

In addition, if the share distribution is not completed, we may experience negative reactions from the financial markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the three months ended April 30, 2012, CTI purchased an aggregate of 188,873 shares of its common stock from certain of its directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by CTI are deposited in CTI’s treasury. CTI does not have a specific repurchase plan or program. The following table provides information regarding CTI’s purchases of its common stock in respect of each month during the three months ended April 30, 2012 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
February 1, 2012 – February 29, 2012	2,685	$6.49	—	—
March 1, 2012 – March 31, 2012	151,181	6.38	—	—
April 1, 2012 – April 30, 2012	35,007	6.40	—	—
Total	188,873	$6.38	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1**†	Employment Agreement, dated April 26, 2012 by and among Comverse, Inc., Comverse Technology, Inc. and Philippe Tartavull.

10.2**†	Restricted Stock Unit Award Agreement, dated May 21, 2012, by and between Comverse Technology, Inc. and Philippe Tartavull.

10.3**†	Nonqualified Stock Option Award Agreement dated May 21, 2012, by and between Comverse Technology, Inc. and Philippe Tartavull.

10.4*†
Amendment, dated June 4, 2012, to the Employment Letter, dated March 9, 2011, between Mr. Charles J. Burdick and Comverse Technology, Inc. (incorporated by reference to Exhibit 10.1 to Comverse Technology, Inc.'s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 4, 2012) (SEC File No. 001-35303).

10.5*
Letter Agreement, dated May 30, 2012, between Comverse Technology, Inc. and Cadian Capital Management, LLC, Cadian Fund LP, Cadian Master Fund LP and Cadian GP LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on May 31, 2012) (SEC File No. 000- 001-35303).

10.6**†	Amendment to Employment Agreement, dated September 22, 2011, by and between Oded Golan and Comverse Ltd.

10.7**†	Amendment to Employment Agreement, dated March 29, 2012, by and between Oded Golan and Comverse Ltd.

10.8**†	Relocation Confirmation Letter to Joel E. Legon, dated March 29, 2010, by Comverse Technology, Inc.

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101****
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

COMVERSE TECHNOLOGY, INC.

Dated: June 11, 2012	/s/ Charles J. Burdick
Charles J. Burdick Chief Executive Officer (Principal Executive Officer)

Dated: June 11, 2012	/s/ Joel E. Legon
Joel E. Legon Senior Vice President, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)