Form 10-Q
period 2012-07-31
COMVERSE TECHNOLOGY INC/NY/
filed 2012-09-10
CIK 803014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
or

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
There were 219,229,956 shares of the registrant’s common stock outstanding on August 15, 2012.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•
the risk that we will not be able to complete the share distribution due to our inability to satisfy the requisite conditions thereto, including, among others, receipt of shareholder approval, completion of the review process of the related registration statement by the SEC or for any other reason, including a decision of our Board of Directors not to proceed with the share distribution;

•
risks associated with the share distribution, including the potential harm to our business as a result of management's distraction from our business due to our efforts to complete the share distribution, the incurrence of expenses in connection therewith in excess of our expectations, and the risks that if the share distribution is completed, each of CTI and Comverse will be smaller companies that may be subject to increased instability, our share price may decline if there are excessive sales of our stock by shareholders that invested in our company because of our holdings in Comverse and, prior to any elimination of the CTI holding company structure, our dependence on Comverse's performance of various transition services agreements necessary for our ongoing operations;

•	the effect of the share distribution on our and Comverse's business relationships, operating results and business generally;

•
the risks relating to CTI's failure to consummate the proposed share distribution, including Verint's resulting ability to terminate an agreement and plan of merger, dated August 12, 2012 between CTI and Verint (referred to as the Verint Merger Agreement) in certain circumstances and, if so terminated for a period of 18 months following such termination, (i) Verint would have the right to purchase for cash a number of our shares of Verint preferred stock (or shares of Verint common stock if necessary) that would cause CTI to lose its majority controlling interest in Verint and (ii) CTI would not be able to nominate more than two directors to Verint's board of directors, would be subject to other limitations on the voting of its Verint voting securities and would be prohibited from acquiring any additional Verint capital stock (collectively referred to as the Additional Restrictions);

•	uncertainties regarding the tax consequences of the Verint Merger;

•	the risk that we will not be able to complete the Verint Merger;

•	general competitive, economic, political and market conditions and fluctuations;

•	actions taken or conditions imposed by the United States and foreign governments;

i

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

•
the risk that if Comverse BSS customer solution order activity does not increase, Comverse's revenue and profitability would likely be materially adversely affected and we, if the share distribution is not completed, and Comverse, if the share distribution is completed, may be required to implement further cost reduction measures to preserve or enhance our operating results and cash position;

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

•	the potential loss of business opportunities due to continued concern on the part of customers and partners, about our or Comverse's financial condition;

•
the difficulty in predicting quarterly and annual operating results as a result of a high percentage of orders typically generated late in fiscal quarters and in fiscal years, lengthy and variable sales cycles, the competitive bidding process required by customers, focus on large customers and installations and short delivery windows required by customers;

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

•
the potential incurrence by our subsidiaries of penalties if our subsidiaries solutions develop operational problems and significant costs to correct previously undetected operational problems in their complex solutions;

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

i

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
These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (or the 2011 Form 10-K) and in Part II, Item 1A "Risk Factors" of each of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012 (or the Q1 2012 Form 10-Q) and this Quarterly Report. The documents and reports we file with the SEC are available through CTI, or its website, www.cmvt.com, or through the SEC’s Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. CTI undertakes no commitment to update or revise any forward-looking statements except as required by law.

ii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	July 31, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$415,153	$483,171
Restricted cash and bank time deposits	39,372	41,756
Auction rate securities	—	272
Accounts receivable, net of allowance of $11,297 and $12,097, respectively	315,758	286,767
Inventories	40,426	41,689
Deferred cost of revenue	38,909	46,315
Deferred income taxes	22,849	23,208
Prepaid expenses and other current assets	80,787	100,742
Current assets of discontinued operations	43,357	40,773
Total current assets	996,611	1,064,693
Property and equipment, net	74,855	74,540
Goodwill	1,045,923	1,049,672
Intangible assets, net	176,855	206,264
Deferred cost of revenue	101,629	121,163
Deferred income taxes	17,871	19,620
Other assets	94,067	101,455
Noncurrent assets of discontinued operations	8,826	8,961
Total assets	$2,516,637	$2,646,368
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$340,064	$374,716
Convertible debt obligations	2,195	2,195
Deferred revenue	487,747	504,663
Deferred income taxes	12,164	9,798
Bank loans	6,292	6,228
Income taxes payable	7,246	8,473
Other current liabilities	53,129	41,950
Current liabilities of discontinued operations	28,003	27,984
Total current liabilities	936,840	976,007
Bank loans	587,675	591,151
Deferred revenue	172,517	227,985
Deferred income taxes	91,640	81,599
Other long-term liabilities	186,494	211,444
Noncurrent liabilities of discontinued operations	4,816	5,430
Total liabilities	1,979,982	2,093,616
Commitments and contingencies
Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued 220,565,694 and 219,708,779 shares, respectively; outstanding, 219,229,956 and 218,636,842 shares, respectively	22,057	21,971
Treasury stock, at cost, 1,335,738 and 1,071,937 shares, respectively	(9,641)	(8,011)
Additional paid-in capital	2,213,262	2,198,086
Accumulated deficit	(1,819,848)	(1,766,364)
Accumulated other comprehensive income (loss)	2,730	(4,174)
Total Comverse Technology, Inc. shareholders’ equity	408,560	441,508
Noncontrolling interest	128,095	111,244
Total equity	536,655	552,752
Total liabilities and equity	$2,516,637	$2,646,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenue:
Product revenue	$153,943	$161,260	$293,528	$298,330
Service revenue	229,709	215,754	424,509	418,780
Total revenue	383,652	377,014	718,037	717,110
Costs and expenses:
Product costs	66,126	66,720	126,635	119,649
Service costs	113,032	115,468	216,274	226,326
Research and development, net	49,987	49,779	97,462	101,893
Selling, general and administrative	128,231	133,900	268,558	281,346
Other operating expenses:
Restructuring charges	427	1,963	1,107	13,050
Total costs and expenses	357,803	367,830	710,036	742,264
Income (loss) from operations	25,849	9,184	8,001	(25,154)
Interest income	350	1,524	705	2,607
Interest expense	(7,878)	(8,005)	(15,798)	(17,133)
Loss on extinguishment of debt	—	—	—	(8,136)
Other (expense) income, net	(2,931)	12,609	(3,439)	11,980
Income (loss) before income tax provision	15,390	15,312	(10,531)	(35,836)
Income tax provision	(9,183)	(49,638)	(29,348)	(56,902)
Net income (loss) from continuing operations	6,207	(34,326)	(39,879)	(92,738)
Income from discontinued operations, net of tax	2,477	2,437	2,959	3,731
Net income (loss)	8,684	(31,889)	(36,920)	(89,007)
Less: Net income attributable to noncontrolling interest	(8,958)	(7,808)	(16,564)	(9,885)
Net loss attributable to Comverse Technology, Inc.	$(274)	$(39,697)	$(53,484)	$(98,892)
Weighted average common shares outstanding:
Basic and diluted	219,108,299	206,079,868	218,983,165	205,892,853
Earnings (loss) per share attributable to Comverse Technology, Inc.’s shareholders:
Basic and diluted earnings (loss) per share
Continuing operations	$(0.01)	$(0.20)	$(0.25)	$(0.49)
Discontinued operations	0.01	0.01	0.01	0.01
Basic and diluted loss per share	$0.00	$(0.19)	$(0.24)	$(0.48)
Net loss attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(1,895)	$(41,201)	$(55,433)	$(101,216)
Income from discontinued operations, net of tax	1,621	1,504	1,949	2,324
Net loss attributable to Comverse Technology, Inc.	$(274)	$(39,697)	$(53,484)	$(98,892)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011

Net income (loss)	$8,684	$(31,889)	$(36,920)	$(89,007)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,031)	(1,877)	2,707	2,523
Unrealized gain on available-for-sale securities, net of reclassification adjustments and tax	—	(3,076)	3,760	(2,980)
Unrealized (loss) gain on cash flow hedges, net of reclassification adjustments and tax	(4,328)	(3,030)	(4,347)	133
Other comprehensive (loss) income, net of tax	(7,359)	(7,983)	2,120	(324)
Comprehensive income (loss)	1,325	(39,872)	(34,800)	(89,331)
Less: comprehensive income attributable to noncontrolling interest	(1,209)	(4,746)	(11,780)	(12,543)
Comprehensive income (loss) attributable to Comverse Technology, Inc.	$116	$(44,618)	$(46,580)	$(101,874)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net cash used in operating activities - continuing operations	$(45,037)	$(80,018)
Net cash (used in) provided by operating activities - discontinued operations	(2,987)	4,653
Net cash used in operating activities	(48,024)	(75,365)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	394	25,780
Acquisition of businesses, including adjustments, net of cash acquired	(660)	(11,958)
Purchase of property and equipment	(9,454)	(9,291)
Capitalization of software development costs	(2,298)	(1,662)
Net change in restricted cash and bank time deposits	1,816	(13,114)
Settlement of derivative financial instruments not designated as hedges	(266)	(1,178)
Other, net	309	1,569
Net cash used in investing activities - continuing operations	(10,159)	(9,854)
Net cash used in investing activities - discontinued operations	(153)	(144)
Net cash used in investing activities	(10,312)	(9,998)
Cash flows from financing activities:
Debt issuance costs and other debt-related costs	(159)	(15,034)
Proceeds from borrowings, net of original issuance discount	—	597,000
Repayment of bank loans, long-term debt and other financing obligations	(3,518)	(589,811)
Repurchase of common stock of CTI and subsidiary	(2,245)	(2,252)
Proceeds from exercises of stock options of CTI and subsidiary	1,420	8,716
Payments of contingent consideration for business combinations (financing portion)	(5,140)	(2,004)
Net cash used in financing activities - continuing operations	(9,642)	(3,385)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(9,642)	(3,385)
Effects of exchange rates on cash and cash equivalents	(3,157)	8,048
Net decrease in cash and cash equivalents	(71,135)	(80,700)
Cash and cash equivalents, beginning of period including cash from discontinued operations	515,637	581,390
Cash and cash equivalents, end of period including cash from discontinued operations	444,502	500,690
Less: cash and cash equivalents of discontinued operations, end of period	(29,349)	(24,985)
Cash and cash equivalents, end of period	$415,153	$475,705
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$2,363	$889
Inventory transfers to (from) property and equipment	$1,102	$14,151
Liabilities for contingent consideration recorded for business combination	$—	$904
Leasehold improvements funded by lease incentive	$2,406	$—
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
Comverse Share Distribution
On January 11, 2012, CTI announced its plan to spin-off Comverse as an independent, publicly-traded company, to be accomplished by means of a pro rata distribution of 100% of Comverse's outstanding common shares to CTI's shareholders (the “share distribution”). Following the share distribution, CTI will no longer hold any of Comverse's outstanding capital stock, and Comverse will be an independent publicly-traded company.
The share distribution is subject to a number of conditions, including receipt of an opinion with respect to the capital adequacy of CTI and Comverse from a nationally recognized provider of such opinions, final approval of the transaction by CTI's Board, the approval of the share distribution by holders of at least two-thirds of the CTI common shares, final approval of certain material agreements by the boards of each of CTI and Comverse and the completion of the review of Comverse's registration statement on Form 10 by the Securities and Exchange Commission (the "SEC").
Immediately prior to the share distribution, CTI will contribute to Comverse Exalink Ltd. (“Exalink”), its wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the share distribution, Comverse and CTI will operate independently, and neither will have any ownership interest in the other. In order to govern certain ongoing relationships between CTI and Comverse after the share distribution and to provide mechanisms for an orderly transition, CTI and Comverse intend to enter into agreements pursuant to which certain services and rights will be provided for following the share distribution, and CTI and Comverse will indemnify each other against certain liabilities arising from their respective businesses and the services that will be provided under such agreements (see Note 22, Subsequent Events).
Verint
Overview
Verint is a global leader in Actionable Intelligence solutions and value-added services. Verint’s solutions enable organizations of all sizes to make more timely and effective decisions to improve enterprise performance and enhance safety.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Merger of CTI and Verint
As a result of the Company's efforts to evaluate and eliminate CTI's holding company structure, on August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint pursuant to which CTI will merge with and into a subsidiary of Verint and become a wholly-owned subsidiary of Verint (the “Verint Merger”). Completion of the Verint Merger is contingent upon, among other things, completion by CTI of the disposition of its significant assets and liabilities (including Comverse and Starhome), other than its ownership interest in Verint (see Note 22, Subsequent Events).
Starhome
Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software-based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network.
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”). Completion of the Starhome Disposition is subject to customary conditions, including antitrust filings and approvals. The Starhome Disposition is expected to close in October 2012. If the closing of the Starhome Disposition does not occur by October 19, 2012, either the Starhome shareholders or Fortissimo may terminate the Starhome Share Purchase Agreement; provided, that the Starhome Share Purchase Agreement may not be terminated by Fortissimo before December 31, 2012 in the event that a creditor objects to the consummation of the Starhome Disposition and notice has been given that Starhome intends to contest such objection.
It is a condition to the Verint Merger that CTI dispose of its interest in Starhome prior to the consummation of the merger. As a result, if the Starhome Disposition does not close by October 19, 2012, CTI will contribute its interest in Starhome to Comverse prior to the completion of the share distribution in order to ensure it can meet the conditions to the Verint Merger. In addition, CTI is currently evaluating the contribution of its interest in Starhome, including CTI's rights and obligations under the Starhome Share Purchase Agreement, to Comverse prior to the October 19, 2012 termination date.
As a result of the anticipated Starhome Disposition, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in the Company's condensed consolidated statements of operations for all periods presented. The assets and liabilities of Starhome are included in discontinued operations as separate components to the Company's condensed consolidated balance sheets as of all dates presented (see Note 14, Discontinued Operations).
Condensed Consolidated Financial Statements Preparation
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (the “2011 Form 10-K”). The condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the periods ended July 31, 2012 and 2011, and the condensed consolidated balance sheet as of July 31, 2012 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. The condensed consolidated balance sheet as of January 31, 2012 is derived from the audited consolidated financial statements presented in the 2011 Form 10-K. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2011 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.
For information regarding measurement period adjustments related to certain business combinations that have been applied retrospectively to condensed consolidated balance sheet as of January 31, 2012, refer to Note 5, “Business Combinations.”
Principles of Consolidation
The accompanying condensed consolidated financial statements include CTI and its wholly-owned subsidiaries and its controlled and majority-owned subsidiaries, which include Verint Systems (in which CTI owned 41.0% of the common stock and held 51.8% of the voting power as of July 31, 2012) and Starhome B.V. (66.5% owned as of July 31, 2012). For controlled subsidiaries that are not wholly-owned, the noncontrolling interest is included as a separate component of “Net income (loss)” in the condensed consolidated statements of operations and “Total equity” in the condensed consolidated balance sheets. Verint Systems holds a 50% equity interest in a consolidated variable interest entity in which it is the primary beneficiary. The results of operations of this variable interest entity for the three and six months ended July 31, 2012 and 2011 were not significant to the condensed consolidated statements of operations.
All intercompany balances and transactions have been eliminated.
The Company includes the results of operations of acquired businesses from the dates of acquisition.
Changes in Reportable Segments
The Company changed its reportable segments during the three months ended October 31, 2011. The Company’s reportable segments now consist of Comverse BSS, Comverse VAS, and Verint. The results of operations of all the other operations of the Company, including the Comverse Mobile Internet ("Comverse MI") operating segment, Comverse's Netcentrex operations, Comverse's global corporate functions that support its business units, miscellaneous operations and CTI's holding company operations, are included in the column captioned “All Other” as part of the Company’s business segment presentation. The operating segments included in “All Other” do not meet the quantitative thresholds required for a separate presentation or the aggregation criteria under segment reporting guidance (see Note 19, Business Segment Information). In addition, on August 1, 2012, CTI entered into the Starhome Share Purchase Agreement with unaffiliated purchasers, and accordingly, Starhome's results of operations, which previously were included in “All Other,” are included in discontinued operations for the three and six months ended July 31, 2012. The Company has recast the presentation of its segment information for the three and six months ended July 31, 2011 to reflect these reportable segments and the elimination of Starhome's results of operations (which are included in discontinued operations) from All Other.
Use of Estimates
The preparation of the condensed consolidated financial statements and the accompanying notes in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.
The most significant estimates include:

•
Estimates relating to the recognition of revenue, including the determination of vendor specific objective evidence (“VSOE”) of fair value and the determination of best estimate of selling price for multiple element arrangements;

•	Inventory write-off;

•	Allowance for doubtful accounts;

•	Fair value of stock-based compensation;

•	Valuation of assets acquired and liabilities assumed in business combinations, including contingent consideration;

•	Fair value of reporting units for the purpose of goodwill impairment test;

•	Valuation of other intangible assets;

•	Valuation of investments and financial instruments;

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	Realization of deferred tax assets; and

•	The identification and measurement of uncertain tax positions.
The Company’s actual results may differ from its estimates.
Cash Position
The Company incurred substantial losses and had negative cash flows during the three fiscal years ended January 31, 2012 and the six months ended July 31, 2012, and had a significant accumulated deficit as of July 31, 2012.
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
Standards to be Implemented
In July 2012, the FASB issued new accounting guidance on indefinite-lived intangible assets. The new guidance provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds its fair value. The guidance is effective for the Company for annual and, if any, interim impairment tests in the fiscal year ending January 31, 2014, with early adoption permitted. The Company believes that the adoption of this guidance will not have a material impact on the Company's condensed consolidated financial statements.

3.	INVESTMENTS
Investments with original maturities of three months or less, when purchased, are included in cash and cash equivalents, in “Restricted cash and bank time deposits” or in long-term restricted cash (long-term restricted cash is classified within "Other assets") in the condensed consolidated balance sheets. As of July 31, 2012 and January 31, 2012, such investments included commercial paper and money market funds totaling $162.2 million and $217.3 million, respectively. There were no unrealized gains (losses) on these investments as of July 31, 2012 and January 31, 2012. As of July 31, 2012, the Company held no other

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

investments.
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
There were no cash proceeds from sale or redemption of investments for the three months ended July 31, 2012. The Company received cash proceeds from sales and redemptions of Auction Rate Securities ("ARS") and other investments of $0.4 million for the six months ended July 31, 2012 and $25.4 million and $25.8 million for the three and six months ended July 31, 2011, respectively.
The gross realized gains and losses on the Company’s investments for the three and six months ended July 31, 2012 and 2011 are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(In thousands)
2012	$—	$—	$156	$—
2011	$7,796	$—	$7,891	$—

The components of other comprehensive income (“OCI”) related to available-for-sale securities are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands)
Accumulated OCI related to available-for-sale securities, beginning of the period	$—	$17,967	$(3,760)	$17,871
Unrealized gains on available-for-sale securities	—	928	—	1,089
Reclassification adjustment for gains included in net loss	—	(4,004)	(34)	(4,069)
Changes in accumulated OCI on available-for-sale securities, before tax	—	(3,076)	(34)	(2,980)
Deferred income tax benefit	—	—	3,794	—
Changes in accumulated OCI on available-for-sale securities, net of tax	—	(3,076)	3,760	(2,980)
Accumulated OCI related to available-for-sale securities, end of the period	$—	$14,891	$—	$14,891

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.	INVENTORIES
Inventories as of July 31, 2012 and January 31, 2012 consist of:

	July 31, 2012	January 31, 2012
	(In thousands)
Raw materials	$25,530	$23,794
Work in process	11,493	14,067
Finished goods	3,403	3,828
	$40,426	$41,689

5.	BUSINESS COMBINATIONS
The Company did not execute any business combinations during the six months ended July 31, 2012.
Verint Segment
Vovici Acquisition
On August 4, 2011, Verint acquired all of the outstanding shares of Vovici Corporation (“Vovici”), a U.S.-based provider of online survey management and enterprise feedback solutions for total consideration of $66.1 million. Included in this consideration was $9.9 million for the fair value of potential additional cash payments to the former Vovici shareholders of up to approximately $19.1 million, payment of which is contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2013.
At each reporting date, the contingent consideration obligations associated with business combinations are revalued to their estimated fair values and any increases or decreases in fair values are reflected within “Selling, general and administrative” expenses in the Company’s condensed consolidated statements of operations.
For the three and six months ended July 31, 2012, the Company recorded a benefit of approximately $4.0 million and $3.7 million, respectively, within “Selling, general and administrative” expenses for changes in the fair value of the Vovici contingent consideration obligation, which primarily reflected the impact of revised expectations of achieving the performance targets. As of July 31, 2012, the fair value of this contingent consideration was $3.5 million and no payments had been made to the former Vovici shareholders under this arrangement.
Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of Vovici, totaled $0.2 million for the six months ended July 31, 2012, the majority of which were incurred during the three months ended April 30, 2012. Such costs totaled $1.3 million for the six months ended July 31, 2011, all of which were incurred during the three months ended July 31, 2011. All transaction and related costs were expensed as incurred and recorded within “Selling, general and administrative” expenses.
Global Management Technologies Acquisition
On October 7, 2011, Verint acquired all of the outstanding shares of Global Management Technologies Corporation (“GMT”), a U.S.-based provider of workforce management solutions whose software and services are widely used by organizations, particularly in retail branch banking environments for total consideration of $36.6 million. Included in this consideration was $12.0 million for the fair value of potential additional cash payments to the former GMT shareholders of up to approximately $17.4 million, payment of which is contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2014.
For the three and six months ended July 31, 2012, the Company recorded benefits of $0.9 million and $4.5 million, respectively, within “Selling, general and administrative” expenses for changes in the fair value of the GMT contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of July 31, 2012, the fair value of this contingent consideration was $5.1 million, and no payments had been made to the former GMT shareholders under this arrangement.
Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of GMT, totaled $0.3 million for the six months ended July 31, 2012, the majority of which were incurred during the three months ended April 30, 2012. Such costs totaled $0.1 million for the six months ended July 31, 2011, all of which were incurred during the three months ended July 31, 2011. All transaction and related costs were expensed as incurred and recorded within “Selling, general and administrative” expenses.
Other Business Combinations
During the fiscal year ended January 31, 2012, Verint executed five additional business combinations for total combined consideration of $55.2 million, including $20.5 million for the fair value of potential additional cash payments to the respective former shareholders or asset owners aggregating up to approximately $41.0 million, payment of which is contingent upon the achievement of certain performance targets over periods extending through January 31, 2015. Two of these combinations were acquisitions of assets in transactions that qualified as business combinations.
For the three and six months ended July 31, 2012, the Company recorded net charges of $0.3 million and $0.6 million, respectively, within “Selling, general and administrative” expenses for changes in the aggregate fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impact of revised expectations of achieving the performance targets, as well as decreases in the discount periods since the acquisition dates. As of July 31, 2012, the aggregate fair value of the contingent consideration obligations associated with these acquisitions was $16.6 million. During the three months ended July 31, 2012, Verint made $4.2 million of payments to the respective former shareholders or asset owners under these arrangements. No such payments were made during the three months ended April 30, 2012.
Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.3 million and $0.6 million for the three and six months ended July 31, 2012, respectively.  Such costs totaled 1.5 million for the six months ended July 31, 2011, the majority of which were incurred during the three months ended July 31, 2011.  All transaction and related costs were expensed as incurred and recorded within "Selling, general and administrative" expenses.
As of January 31, 2012, the tax deductibility of $21.4 million of the goodwill associated with these business combinations, was still being assessed. Purchase price allocation adjustments, as discussed below, as well as fluctuations in foreign currency exchange rates reduced this goodwill to $16.5 million as of July 31, 2012, and the Company has concluded that $6.4 million of this goodwill is tax deductible, and $10.1 million is not tax deductible.
In connection with one of the foregoing business combinations, Verint has evaluated and continues to evaluate the impact of certain liabilities associated with pre-acquisition business activities of the acquired company. As of January 31, 2012, the current and long-term liabilities for these matters were $4.0 million and $4.7 million, respectively. Corresponding indemnification assets were reflected within current and long-term assets, recognizing the selling shareholders’ contractual obligation to indemnify Verint for these pre-acquisition liabilities, and were measured on the same basis as the corresponding liabilities. As of July 31, 2012, the current and long-term liabilities for these matters and corresponding indemnification assets, were $3.2 million and $3.9 million, respectively. The changes in these amounts during the three and six months ended July 31, 2012 reflect the derecognition of certain liabilities and corresponding indemnification assets and the impact of foreign currency exchange rate fluctuations. These changes did not impact the Company's condensed consolidated statements of operations for the three and six months ended July 31, 2012.
The Company is continuing to gather and assess information in this regard, and changes to the amounts previously recorded resulting from facts and circumstances that existed as of the acquisition date regarding these matters, if any, will be included in the Company’s results of operations.
Purchase Price Allocations
The purchase price allocations for acquisitions completed during the fiscal year ended January 31, 2012 were provisional and were based on the information that was available to the Company as of the respective acquisition dates, and represented the Company's best estimates of the fair values of the assets acquired and liabilities assumed.
No purchase price allocation adjustments were identified during the three months ended July 31, 2012. Based upon

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

additional information obtained during the three months ended April 30, 2012 about facts and circumstances that existed as of the respective acquisition dates, the Company adjusted the purchase price allocations for several acquisitions completed during the fiscal year ended January 31, 2012, as described below:

•	For the Vovici purchase price allocation, the Company reduced certain liabilities by $0.2 million and recorded a corresponding reduction of goodwill.

•
For the purchase price allocation associated with Verint's August 2, 2011 acquisition, the Company adjusted certain acquisition-date deferred income taxes, which also required the Company to change several assumptions in the discounted cash flow models used to estimate the fair values of certain identified intangible assets. As a result, the estimated acquisition-date fair values of the developed technology and customer relationship intangible assets identified in this acquisition decreased by $0.3 million and $0.4 million, respectively, net deferred income tax liabilities decreased by $3.8 million, and goodwill decreased by $3.1 million. For the purchase price allocation associated with Verint's January 5, 2012 acquisition, the Company recorded minor refinements to the purchase price and to certain liabilities, which resulted in a $0.1 million increase in goodwill.

Changes to a provisional purchase price allocation resulting from additional information obtained about facts and circumstances that existed as of the acquisition date are adjusted retrospectively to the condensed consolidated financial statements. Accordingly, the condensed consolidated balance sheet as of January 31, 2012 has been revised to reflect the impacts of these adjustments. These adjustments resulted in decreases in goodwill of $2.9 million, intangible assets, net of $0.6 million, accounts payable and accrued expenses of $0.2 million, and other liabilities of $3.1 million, and a $0.2 million increase to other assets. Accounts payable was increased by a negligible amount.
These adjustments did not materially impact the Company's condensed consolidated statements of operations.
The purchase price allocation for the acquisition of GMT did not change during the six months ended July 31, 2012.
The purchase price allocations for all acquisitions executed during the fiscal year ended January 31, 2012 were complete as of July 31, 2012.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table sets forth the components and the allocations of the purchase price for the acquisition of Vovici, as well as the combined purchase prices for the Company's other individually insignificant acquisitions completed during the fiscal year ended January 31, 2012, reflecting all purchase price allocation adjustments identified through July 31, 2012:

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
For the Year Ended January 31, 2011
On February 4, 2010, Verint acquired all of the outstanding shares of Iontas Limited (“Iontas”), a provider of desktop analytics solutions.
Consideration for the acquisition of Iontas included contingent milestone-based payments tied to certain performance targets being achieved over the two-year period following the acquisition date. As of January 31, 2012, the estimated fair value of the remaining contingent consideration obligation was $1.7 million, which was subsequently paid to the former Iontas shareholders during the three months ended April 30, 2012. Verint has no further contingent consideration obligations for this business combination. For the three and six months ended July 31, 2011, increases of $0.1 million and $0.2 million, respectively in the fair value of this contingent consideration obligation were recorded as a charge to “Selling, general and administrative” expenses.
In December 2010, Verint acquired certain technology and other assets in a transaction that qualified as a business combination. The fair value of the liability for contingent consideration related to this acquisition increased by $1.9 million during the six months ended July 31, 2011, resulting in a corresponding charge recorded within “Selling, general and

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

administrative” expenses for that period. Substantially all of the increase occurred during the three months ended April 30, 2011. The earned contingent consideration related to this acquisition was paid to the sellers during the three months ended July 31, 2011.
Pro Forma Information
The following table provides unaudited pro forma financial information attributable to Comverse Technology, Inc. for the three and six months ended July 31, 2011, as if Vovici and GMT had been acquired on February 1, 2011. These unaudited pro forma results reflect certain adjustments related to these acquisitions, such as amortization expense on finite-lived intangible assets acquired from Vovici and GMT. The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions occurred on February 1, 2011, nor are they indicative of future operating results. The pro forma impact of the other business combinations completed during the fiscal year ended January 31, 2012 was not material to the Company’s historical condensed consolidated operating results and is therefore not presented.

	Three Months Ended July 31, 2011	Six Months Ended July 31, 2011
	(In thousands)

Total revenue	$381,858	$725,331
Net loss attributable to Comverse Technology, Inc.	$(41,979)	$(104,092)

6.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the six months ended July 31, 2012 are as follows:

	Comverse BSS	Comverse VAS	Verint (1)	All Other (2)	Total
	(In thousands)
For the Six Months Ended July 31, 2012
Goodwill, gross, at January 31, 2012	$83,955	$65,966	$894,155	$162,051	$1,206,127
Accumulated impairment losses at January 31, 2012	—	—	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2012	83,955	65,966	894,155	5,596	1,049,672
Effect of changes in foreign currencies and other	(35)	(28)	(3,682)	(4)	(3,749)
Goodwill, net, at July 31, 2012	$83,920	$65,938	$890,473	$5,592	$1,045,923
Balance at July 31, 2012
Goodwill, gross, at July 31, 2012	83,920	65,938	890,473	162,047	1,202,378
Accumulated impairment losses at July 31, 2012	—	—	—	(156,455)	(156,455)
Goodwill, net, at July 31, 2012	$83,920	$65,938	$890,473	$5,592	$1,045,923

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

(2)
The amount of goodwill in “All Other” is attributable to Comverse MI and Netcentrex. The goodwill associated with Netcentrex was impaired during the fiscal year ended January 31, 2009 and prior fiscal years.

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7. INTANGIBLE ASSETS, NET
Intangible assets, net as of July 31, 2012 and January 31, 2012 were as follows:

	Useful Life	July 31, 2012	January 31, 2012
		(In thousands)
Gross carrying amount:
Intangible assets with finite lives:
Acquired technology	2 to 7 years	$190,864	$192,029
Customer relationships	4 to 10 years	260,425	261,338
Trade names	3 to 10 years	16,067	16,224
Non-competition agreements	4 to 10 years	5,762	5,779
Distribution network	10 years	2,440	2,440
Backlog	3 years	843	843
Total intangible assets with finite lives		476,401	478,653
In-process research and development with indefinite lives		2,500	2,500
		478,901	481,153
Accumulated amortization:
Acquired technology		150,245	136,709
Customer relationships		132,678	119,948
Trade names		13,544	13,205
Non-competition agreements		4,057	3,656
Distribution network		1,474	1,352
Backlog		48	19
		302,046	274,889
Total		$176,855	$206,264
Amortization of intangible assets was $13.7 million and $27.7 million for the three and six months ended July 31, 2012, respectively, and $12.6 million and $25.3 million for the three and six months ended July 31, 2011, respectively. There was no impairment of intangible assets for the six months ended July 31, 2012 and 2011.
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
Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the second half of the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure the operations of Comverse with a view towards aligning operating costs and expenses with anticipated revenue. Comverse implemented the first phase of such plan commencing in the third quarter of the

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

fiscal year ended January 31, 2011, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, Comverse implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, Comverse restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify Comverse’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. In relation to these restructuring plans, the Company recorded severance-related costs of $0.5 million during the six months ended July 31, 2012. Severance-related costs of $2.9 million were paid during the six months ended July 31, 2012.
Netcentrex 2010 Initiative
During the fiscal year ended January 31, 2011, management, as part of initiatives to improve focus on Comverse's core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the fiscal year ended January 31, 2012, Comverse began the second phase of its Netcentrex restructuring plan. In relation to these initiatives, the Company recorded severance and facilities related costs of $0.9 million and paid $0.6 million of such costs during the six months ended on July 31, 2012. The remaining costs of $1.2 million relating to the Netcentrex second phase are expected to be substantially paid by January 31, 2013. Although Netcentrex is not focusing its efforts on increasing its customer base, as part of its commitment to its customers, Netcentrex is providing, and is expected to continue to provide, maintenance, support and certain other services to address the ongoing needs of its existing customer base.
The following table presents the roll forward of the workforce reduction and restructuring activities noted above:

	Third Quarter 2010 Initiative (1)		Netcentrex 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Six Months Ended July 31, 2012
January 31, 2012	$2,486	$8	$1,178	$—	$3,672
Charges	531	—	13	872	1,416
Change in assumptions	(136)	(8)	(165)	—	(309)
Translation adjustments	(2)	—	(42)	(50)	(94)
Paid or utilized	(2,850)	—	(395)	(218)	(3,463)
July 31, 2012	$29	$—	$589	$604	$1,222

	Third Quarter 2010 Initiative (1)		Netcentrex 2010 Initiative		First Quarter 2010 Initiative		Pre 2010 initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Six Months Ended July 31, 2011
January 31, 2011	$2,462	$86	$2,910	$—	$6	$94	$227	$29	$5,814
Charges	6,128	17	6,692	—	—	13	272	80	13,202
Change in assumptions	(140)	—	(12)	—	(3)	—	1	2	(152)
Translation adjustments	—	—	514	—	—	—	—	—	514
Paid or utilized	(7,134)	(68)	(3,871)	—	(3)	(107)	(500)	(96)	(11,779)
July 31, 2011	$1,316	$35	$6,233	$—	$—	$—	$—	$15	$7,599

(1)	Includes charges attributable to the Phase II Business Transformation.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.	DEBT
As of July 31, 2012 and January 31, 2012, debt is comprised of the following:

	July 31, 2012	January 31, 2012
	(In thousands)
Convertible debt obligations	$2,195	$2,195
Term loan:
Gross loan	594,000	597,000
Unamortized debt discount on term loan	(2,474)	(2,685)
Other debt	2,441	3,064
Total debt	596,162	599,574
Less: current portion	8,487	8,423
Total long-term debt	$587,675	$591,151
Convertible Debt Obligations
As of July 31, 2012 and January 31, 2012, CTI had $2.2 million aggregate principal amount of outstanding Convertible Debt Obligations (the “Convertible Debt Obligations”). The Convertible Debt Obligations are not secured by any assets of the Company and are not guaranteed by any of CTI’s subsidiaries.
Each $1,000 principal amount of the Convertible Debt Obligations is convertible, at the option of the holder upon certain circumstances, into shares of CTI’s common stock at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares per $1,000 principal amount of Existing Convertible Debt Obligations), subject to adjustment for certain events.
The Convertible Debt Obligations are convertible upon the occurrence of certain events, including during any period, if following the date on which the credit rating assigned to the Convertible Debt Obligations by S&P is lower than “B-” or upon the withdrawal or suspension of the Convertible Debt Obligations rating at CTI’s request. On August 19, 2010, S&P discontinued rating the Convertible Debt Obligations at which time they became convertible. Accordingly, the Convertible Debt Obligations are classified as current liabilities as of July 31, 2012 and January 31, 2012. The required redemption obligations in the succeeding five fiscal years are not significant to the Company.
In September 2012, CTI's Board authorized the redemption of all CTI's outstanding convertible debt obligations. The redemption price is equal to 100% of the principal amount of such convertible debt obligations. The redemption is expected to be completed in the fiscal quarter ending October 31, 2012.
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
On April 29, 2011, Verint entered into a credit agreement (the “Credit Agreement”) with a group of lenders (the “Lenders”) and Credit Suisse AG, as administrative agent and collateral agent for the Lenders (in such capacities, the “Agent”) and concurrently terminated the Prior Facility.
The Credit Agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (the “Term Loan Facility”) and a $170.0 million revolving credit facility maturing in April 2016 (the “Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the Credit Agreement.
The majority of the Term Loan Facility proceeds were used to repay all $583.2 million of outstanding term loan borrowings under the Prior Facility at the closing date of the Credit Agreement. There were no outstanding borrowings under the prior revolving credit facility at the closing date.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Credit Agreement included an original issuance Term Loan Facility discount of 0.50%, or $3.0 million, resulting in net Term Loan Facility proceeds of $597.0 million. This discount is being amortized as interest expense over the term of the Term Loan Facility using the effective interest method.
As of July 31, 2012, Verint had $594.0 million of gross outstanding borrowings under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, all of which was available as of that date.
Loans under the Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:
•in the case of Eurodollar loans, the Adjusted London Interbank Offered (“LIBO”) Rate plus 3.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the Credit Agreement), and
• in the case of Base Rate loans, the Base Rate plus 2.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 2.00%). The “Base Rate” is the greatest of (i) the Agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.
Verint incurred debt issuance costs of $14.8 million associated with the Credit Agreement, which have been deferred and classified within “Other assets.” The deferred costs are being amortized as interest expense over the term of the Credit Agreement. Deferred costs associated with the Term Loan Facility were $10.2 million, and are being amortized using the effective interest rate method. Deferred costs associated with the Revolving Credit Facility were $4.6 million and are being amortized on a straight-line basis.
At the closing date of the Credit Agreement, there were $9.0 million of unamortized deferred costs associated with the Prior Facility. Upon termination of the Prior Facility and repayment of the prior term loan, $8.1 million of these fees were expensed as a loss on extinguishment of debt. The remaining $0.9 million of these fees were associated with Lenders that provided commitments under both the new and the prior revolving credit facilities, which remained deferred and are being amortized over the term of the Credit Agreement.
As of July 31, 2012 and January 31, 2012, the interest rate on the Term Loan Facility was 4.50%. Including the impact of the 0.50% original issuance Term Loan Facility discount and the deferred debt issuance costs, the effective interest rate on Verint’s Term Loan Facility was approximately 4.91% as of July 31, 2012.
Verint incurred interest expense on borrowings under its credit facilities of $6.9 million and $13.5 million during the three and six months ended July 31, 2012, respectively, and $6.9 million and $14.4 million during the three and six months ended July 31, 2011, respectively. Verint also recorded $0.7 million and $1.4 million, respectively, during each of the three and six months ended July 31, 2012 and 2011, for amortization of deferred debt issuance costs, which is reported within “Interest expense.” During the three and six months ended July 31, 2012, Verint also recorded $0.1 million and $0.2 million, respectively, for amortization of the original issuance term loan discount, which is reported within “Interest expense.” During the six months ended July 31, 2011, Verint recorded $0.1 million for amortization of the original issuance term loan discount, all of which was recorded during the three months ended July 31, 2011.
Verint is required to pay a commitment fee equal to 0.50% per annum on the unused portion of the Revolving Credit Facility, payable quarterly, and customary administrative agent and letter of credit fees.
The Credit Agreement requires Verint to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the Credit Agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the Credit Agreement.
Verint Systems’ obligations under the Credit Agreement are guaranteed by substantially all of Verint’s domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes and are secured by security interests in substantially all assets of Verint and its guarantor subsidiaries, subject to certain exceptions. Verint’s

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

obligations under the Credit Agreement are not guaranteed by CTI and are not secured by any of CTI’s assets.

The Credit Agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the Credit Agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The Credit Agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1.00 and, thereafter, of no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of July 31, 2012, Verint was in compliance with such requirements.
The Credit Agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the Lenders within certain periods after the end of each fiscal year and quarter.
The Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay principal or interest under the Credit Agreement when due, failure to comply with covenants, any representation or warranty made by Verint proving to be inaccurate in any material respect, defaults under certain other indebtedness of Verint or its subsidiaries, a Change of Control (as defined in the Credit Agreement) of Verint, and certain insolvency or receivership events affecting Verint or its significant subsidiaries. Upon an event of default, all of Verint’s indebtedness under the Credit Agreement may be declared immediately due and payable, and the Lenders’ commitments to provide loans under the Credit Agreement may be terminated.
Other Verint Indebtedness
In connection with a Verint business combination completed during the three months ended October 31, 2011, Verint assumed approximately $3.3 million of development bank and government debt in the Americas region. This debt is payable in periods through February 2017 and bears interest at varying rates. As of July 31, 2012, the majority of this debt bears interest at an annual rate of 7.00%. The carrying value of this debt was approximately $2.4 million as of July 31, 2012.
Comverse Ltd. Lines of Credit
As of July 31, 2012 and January 31, 2012, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of July 31, 2012 and January 31, 2012, Comverse Ltd. had utilized $17.5 million and $17.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of July 31, 2012 and January 31, 2012, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of July 31, 2012 and January 31, 2012, Comverse Ltd. had no outstanding borrowings under the line of credit. As of July 31, 2012 and January 31, 2012, Comverse Ltd. had utilized $7.0 million and $3.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash included in “Other assets” within the condensed consolidated balance sheets as of July 31, 2012 and January 31, 2012.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Debt Maturities
As of July 31, 2012, the Company’s debt maturities were as follows:

Fiscal Years Ending January 31
(In thousands)
2013 (Remainder of Year)	$5,225
2014	6,578
2015	6,625
2016	6,600
2017	6,608
2018 and thereafter	567,000
$598,636
10. DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the six months ended July 31, 2012 and 2011, including foreign currency risk related to forecasted foreign currency denominated payroll costs at the Company’s Comverse, Verint and Starhome subsidiaries. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.
Forward Contracts
During the six months ended July 31, 2012 and 2011, Comverse entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated statement of comprehensive income (loss). Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations. The Comverse derivatives outstanding as of July 31, 2012 are short-term in nature and are due to contractually settle within the next twelve months.
During the six months ended July 31, 2012 and 2011, Verint entered into short-term foreign currency forward contracts to mitigate risk of fluctuations in foreign currency exchange rates primarily relating to compensation and related expenses denominated in currencies other than the USD, primarily the NIS and Canadian dollar. Verint also periodically utilizes foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency. Verint’s joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in USD. Certain of these foreign currency forward contracts were not designated as hedging instruments under the FASB’s guidance and, therefore, gains and losses from changes in their fair values were reported in “Other income (expense), net” in the condensed consolidated statements of operations. Changes in the fair value of effective forward contracts qualifying for cash flow hedge accounting under the FASB’s guidance are recorded as part of other comprehensive income (loss) in the condensed consolidated statement of comprehensive loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations. The Verint derivatives outstanding as of July 31, 2012 are short-term in nature and generally have maturities of no longer than twelve months, although occasionally Verint will execute a contract that extends beyond twelve months, depending upon the nature of underlying risk.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the Company’s derivative positions and their respective fair values as of July 31, 2012 and January 31, 2012:

	July 31, 2012
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives not designated as hedging instruments
Short-term foreign currency forward	$10,000	Prepaid expenses and other current assets	$97
Derivatives designated as hedging instruments
Short-term foreign currency forward	10,278	Prepaid expenses and other current assets	144
Total assets			$241
Liabilities
Derivatives designated as hedging instruments
Short-term foreign currency forward	96,570	Other current liabilities	3,703
Total liabilities			$3,703

	January 31, 2012
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives not designated as hedging instruments
Short-term foreign currency forward	$99,319	Prepaid expenses and other current assets	$1,214
Total assets			$1,214
Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	14,510	Other current liabilities	$303
Derivatives designated as hedging instruments
Short-term foreign currency forward	16,907	Other current liabilities	227
Total liabilities			$530

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended July 31, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$271
Derivatives designated as hedging instruments
Foreign currency forward	2,827	115	—
Total	$2,827	$115	$271

	Three Months Ended July 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$26
Derivatives designated as hedging instruments
Foreign currency forward	736	3,303	—
Total	$736	$3,303	$26

	Six Months Ended July 31, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$131
Derivatives designated as hedging instruments
Foreign currency forward	2,616	158	—
Total	$2,616	$158	$131

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended July 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(1,907)
Derivatives designated as hedging instruments
Foreign currency forward	5,346	5,498	—
Total	$5,346	$5,498	$(1,907)

(1)	Amounts reclassified from accumulated other comprehensive income into the statement of operations are classified as operating expenses.
The components of other comprehensive income (“OCI”) related to cash flow hedges are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$425	$2,944	$514	$748
Unrealized (gains) losses on cash flow hedges	(4,828)	84	(4,535)	5,682
Reclassification adjustment for gains (losses) included in net gain (loss)	138	(3,324)	(140)	(5,553)
Changes in accumulated OCI on cash flow hedges, before tax	(4,690)	(3,240)	(4,675)	129
Other comprehensive income (loss) attributable to noncontrolling interest	1,886	659	1,816	(308)
Deferred income tax benefit	362	210	328	4
Changes in accumulated OCI on cash flow hedges, net of tax	(2,442)	(2,371)	(2,531)	(175)
Accumulated OCI related to cash flow hedges, end of the period	$(2,017)	$573	$(2,017)	$573

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.	FAIR VALUE MEASUREMENTS
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
ARS. The Company determined the fair value of ARS on a quarterly basis by utilizing a discounted cash flow model, which considers, among other factors, assumptions about the (i) underlying collateral, (ii) credit risk associated with the issuer, and (iii) contractual maturity. The discounted cash flow model considers contractual future cash flows, representing both interest and principal payments. Future interest payments were projected using U.S. Treasury and swap curves over the remaining term of the ARS in accordance with the terms of each specific security and principal payments were assumed to be made at an estimated contractual maturity date taking into account applicable prepayments. Yields used to discount these payments were determined based on the specific characteristics of each security. Key considerations in the determination of the appropriate discount rate include the securities’ remaining term to maturity, capital structure subordination, quality and level of collateralization, complexity of payout structure, credit rating of the issuer, and the presence or absence of additional insurance. The Company had no investments in ARS as of July 31, 2012 (see Note 3, Investments).
Contingent consideration liabilities associated with business combinations. The Company values contingent consideration liabilities associated with business acquisitions using an estimated probability-adjusted discounted cash flow model. The fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. The fair value of contingent consideration is re-measured at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates or in the expectations of achieving the performance targets, are recorded in earnings. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. The Company utilized discount rates ranging from 3.7% to 17.5% in its calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2012.
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
The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of July 31, 2012 and January 31, 2012:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of July 31, 2012

	July 31, 2012
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,386	$—	$9,386
Money market funds (1)	152,825	—	—	152,825
Derivative assets	—	241	—	241
	$152,825	$9,627	$—	$162,452
Financial Liabilities:
Derivative liabilities	$—	$3,703	$—	$3,703
Contingent consideration liabilities associated with business combinations	—	—	25,204	25,204
	$—	$3,703	$25,204	$28,907

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2012

	January 31, 2012
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,383	$—	$9,383
Money market funds (1)	207,950	—	—	207,950
Auction rate securities	—	—	272	272
Derivative assets	—	1,214	—	1,214
	$207,950	$10,597	$272	$218,819
Financial Liabilities:
Derivative liabilities	$—	$530	$—	$530
Contingent consideration liabilities associated with business combinations	—	—	38,646	38,646
	$—	$530	$38,646	$39,176

(1)
As of July 31, 2012 and January 31, 2012, commercial paper and money market funds of $160.1 million and $215.2 million, respectively, were classified in “Cash and cash equivalents” and as of each such date $2.1 million of money market funds were classified in “Restricted cash and bank time deposits” within the condensed consolidated balance

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

sheets.

The following table is a summary of changes in the fair value of the Level 3 financial assets and liabilities, during the three and six months ended July 31, 2012 and 2011:

	Level 3 Financial Assets and Liabilities
	Three Months Ended July 31,				Six Months Ended July 31,
	2012		2011		2012		2011
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
	(In thousands)
Beginning balance	$—	$33,900	$73,185	$4,613	$272	$38,646	$73,163	$3,686
Sales and redemptions	—	—	(25,300)	—	(394)	—	(25,500)	—
Change in realized and unrealized gains included in other expense, net	—	—	7,796	—	156	—	7,891	—
Change in unrealized losses included in other comprehensive income	—	—	(3,076)	—	(34)	—	(2,980)	—
Contingent consideration liabilities associated with business combinations	—	—	—	—	—	—	—	904
Payments of contingent consideration	—	(4,152)	—	(2,107)	—	(5,902)	—	(4,107)
Change in fair value recorded in operating expenses	—	(4,544)	7	(142)	—	(7,540)	38	1,881
Ending balance	$—	$25,204	$52,612	$2,364	$—	$25,204	$52,612	$2,364

The Company did not recognize any transfers between levels of fair value measurement hierarchy during the three and six months ended July 31, 2012 and 2011.
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
Verint’s Credit Facilities
As of July 31, 2012 and January 31, 2012, the carrying amount of the Term Loan under Verint’s Credit Agreement was $591.5 million and $594.3 million, respectively, and the estimated fair value was $591.0 million and $597.0 million as of July 31, 2012 and January 31, 2012, respectively. The estimated fair value of the Term Loan is based upon the indicative bid and ask prices as determined by the agent responsible for the syndication of Verint’s term loan. The Company considers these inputs to be Level 3 of the fair value hierarchy, because the Company cannot reasonably observe activity in the limited market in which participations in the Term Loan are traded. The indicative prices provided to the Company at each of July 31, 2012 and January 31, 2012 were approximately at or slightly below par value.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	SEVERANCE
Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross severance liability as of July 31, 2012 and January 31, 2012 was $48.4 million and $50.1 million, respectively, and is included in “Other long-term liabilities” within the condensed consolidated balance sheets. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” as severance pay fund in the amounts of $33.2 million and $35.5 million as of July 31, 2012 and January 31, 2012, respectively.

13.	STOCK-BASED COMPENSATION
Stock-based compensation expense associated with awards made by CTI and its subsidiaries are included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands)
Stock options:
Product costs	$5	$30	$26	$125
Service costs	38	61	113	226
Research and development	37	130	114	365
Selling, general and administrative	225	577	628	1,919
	305	798	881	2,635
Restricted/Deferred stock awards:
Product costs	187	150	300	322
Service costs	825	590	1,590	1,235
Research and development	876	688	1,427	1,463
Selling, general and administrative	6,880	6,005	12,898	13,550
	8,768	7,433	16,215	16,570
Total	$9,073	$8,231	$17,096	$19,205
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
Restricted Awards and Stock Options
CTI granted restricted stock unit ("RSU") awards, deferred stock unit (“DSU”) awards (collectively “Restricted Awards”) and stock options under its various stock incentive plans.
During the three and six months ended July 31, 2012, CTI granted RSU awards covering an aggregate of 269,184 shares

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and 3,606,454 shares, respectively, of CTI’s common stock to certain executive officers and key employees.
During the three and six months ended July 31, 2011, CTI granted DSU awards covering an aggregate of 340,397 shares and 1,325,116 shares, respectively, of CTI’s common stock to certain executive officers and key employees.
During the three months ended July 31, 2012, CTI granted stock options to purchase an aggregate of 1,088,644 shares of CTI's common stock to certain executive officers. No options were granted in the three months ended April 30, 2012.
During the three and six months ended July 31, 2012, 1,125 shares and 4,502 shares, respectively, of CTI common stock were issued upon exercise of stock options under CTI’s stock incentive plans. Total proceeds for these shares were negligible.
As of July 31, 2012, stock options to purchase 3,677,771 shares of CTI’s common stock and Restricted Awards with respect to 4,555,251 shares of CTI’s common stock were outstanding and 17,269,072 shares of CTI’s common stock were available for future grant under CTI’s Stock Incentive Compensation Plans.

The total fair value of Restricted Awards vested during the three and six months ended July 31, 2012 was $1.9 million and $6.5 million, respectively, and during the three and six months ended July 31, 2011 was $0.5 million and $8.8 million, respectively. As of July 31, 2012, the unrecognized compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $26.1 million, which is expected to be recognized over a weighted-average period of 2.23 years.
Outstanding stock options as of July 31, 2012 include unvested stock options to purchase 1,088,644 shares of CTI’s common stock with a weighted-average grant date fair value of $2.02, an expected term of 4 years and a total fair value of $2.2 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase CTI’s common stock was $2.1 million, which is expected to be recognized over a weighted-average period of 2.85 years.
The fair value of stock options to purchase CTI’s common stock vested during the three and six months ended July 31, 2012 was $0.3 million. The fair value of stock options to purchase CTI’s common stock vested during the three and six months ended July 31, 2011 was $0.4 million.
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
During the three and six months ended July 31, 2012, approximately 22,000 and 59,000 common shares of Verint Systems’ common stock were issued pursuant to stock option exercises, respectively, for total proceeds of $0.3 million and $1.0 million, respectively. During the three and six months ended July 31, 2011, approximately 174,000 and 432,000 shares of Verint Systems' common stock were issued pursuant to stock option exercises, respectively, for total proceeds of $3.5 million and $8.7 million, respectively. As of July 31, 2012, Verint Systems had approximately 1.0 million stock options outstanding, of which all but 22,000 were exercisable as of such date.
Restricted Stock Units and Restricted Stock Awards
Verint Systems periodically awards restricted stock units, as well as shares of restricted stock, to its directors, officers and other employees. These awards contain various vesting conditions, and are subject to certain restrictions and forfeiture provisions prior to vesting.
During the six months ended July 31, 2012 and 2011, Verint Systems granted 1.2 million and 0.9 million restricted stock units, respectively, substantially all of which were granted during the three months ended April 30, 2012 and 2011, respectively. Forfeitures of restricted stock units in each period were not significant. As of July 31, 2012 and 2011, Verint Systems had 1.9 million and 1.5 million of restricted stock units outstanding, respectively, with weighted-average grant date fair values of $30.72 and $30.24 per unit, respectively. Verint Systems did not grant any restricted stock awards during the six months ended July 31, 2012 and 2011, and there were no unvested restricted stock awards outstanding as of July 31, 2012.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Substantially all of the restricted stock units granted during the six months ended July 31, 2012 include a provision which allows these awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of Verint Systems' board of directors. As of July 31, 2012, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.
As of July 31, 2012, there was approximately $39.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.
Phantom Stock Units
Awards under Verint's stock bonus program are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of Verint's common stock. Verint's other liability-classified awards include Verint's phantom stock awards, the values of which track the market price of Verint's common stock and are therefore subject to volatility, and which are settled with cash payments equivalent to the market value of Verint's common stock upon vesting. Upon settlement of other liability-classified awards with equity, compensation expense associated with those awards is reported within equity.
Verint has periodically issued phantom stock units to certain Verint non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.
During the six months ended July 31, 2012 and 2011, grants and forfeitures of phantom stock units by Verint Systems were not significant. Total cash payments made upon vesting of phantom stock units were $2.3 million for the six months ended July 31, 2012, substantially all of which occurred during the three months ended July 31, 2012. Total cash payments made upon vesting of phantom stock units were $3.4 million and $10.3 million for the three and six months ended July 31, 2011, respectively. Total accrued liabilities for phantom stock units were $0.2 million and $1.9 million as of July 31, 2012 and January 31, 2012, respectively.
Stock Bonus Program
In September 2011, Verint Systems’ board of directors approved, and in December 2011 revised, a stock bonus program under which eligible Verint employees may receive a portion of their bonus for the year or for the fourth quarter (depending on the employee’s bonus plan) in the form of fully vested shares of Verint Systems’ common stock. As of July 31, 2012, executive officers of Verint were not eligible to participate in this program. This program is subject to annual funding approval by Verint Systems’ board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of Verint Systems’ common stock when the awards are calculated, reduced by a discount to be determined by Verint Systems’ board of directors each year. For the fiscal year ended January 31, 2012, Verint Systems’ board of directors has approved up to 150,000 shares of Verint Systems’ common stock for awards under this program and a discount of 20%. To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of Verint's common stock determined using a discounted average price of Verint's common stock, as described above.
The total accrued liability for Verint's stock bonus program was $3.2 million as of January 31, 2012. Approximately 132,000 shares of common stock earned under this program for the fiscal year ended January 31, 2012 were issued during the three months ended July 31, 2012, which, along with $0.1 million of awards settled with cash payments, settled Verint Systems’ January 31, 2012 obligations under this program. See Note 22, Subsequent Events, for information regarding this program for the fiscal year ending January 31, 2013.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

14.	DISCONTINUED OPERATIONS
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”).
Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders are expected to receive aggregate cash proceeds of approximately $80.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million will be held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months (less any claims made on or prior to such date) and the remainder released after 24 months. The Company is expected to receive aggregate net cash consideration (including amounts deposited in escrow at closing) of approximately $37.4 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million.
CTI and the other Starhome shareholders have made customary representations and warranties and covenants in the Starhome Share Purchase Agreement, including an agreement not to solicit Starhome employees or interfere with Starhome's clients, customers, suppliers, licensors or other business relationships for a period of four years following the closing. CTI has also agreed for a period of four years following the closing that it will not, and will cause its affiliates (other than Verint) not to, create, design, develop or offer for sale any product or service which directly competes with any products or services offered by Starhome, subject to certain limited exceptions. In addition, the Starhome Share Purchase Agreement contemplates that Starhome and Comverse will enter into a transition services agreement at the closing of the Starhome Disposition.
Completion of the Starhome Disposition is subject to customary conditions, including antitrust filings and approvals. The Starhome Disposition is expected to close in October 2012. If the closing of the Starhome Disposition does not occur by October 19, 2012, either the Starhome shareholders or Fortissimo may terminate the Starhome Share Purchase Agreement; provided, that the Starhome Share Purchase Agreement may not be terminated by Fortissimo before December 31, 2012 in the event that a creditor objects to the consummation of the Starhome Disposition and notice has been given that Starhome intends to contest such objection.
It is a condition to the Verint Merger that CTI dispose of its interest in Starhome prior to the consummation of the merger. As a result, if the Starhome Disposition does not close by October 19, 2012, CTI will contribute its interest in Starhome to Comverse prior to the completion of the share distribution in order to ensure it can meet the conditions to the Verint Merger. In addition, CTI is currently evaluating the contribution of its interest in Starhome, including CTI's rights and obligations under the Starhome Share Purchase Agreement, to Comverse prior to the October 19, 2012 termination date.
The Company does not expect to have significant continuing involvement in Starhome's operations following the closing of the Starhome Disposition, and accordingly, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company's condensed consolidated statements of operations for all periods presented and the assets and liabilities of Starhome are included in discontinued operations as separate components to the Company's condensed consolidated balance sheets as of all dates presented.
The assets and liabilities of Starhome were not previously classified as held for sale, because a sale was not probable as of April 30, 2012.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Starhome's results of operations included in discontinued operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands)
Total revenue	$13,072	$11,571	$23,907	$21,671

Income before income tax provision	2,714	2,814	3,182	4,269
Income tax provision	(237)	(377)	(223)	(538)
Total income from discontinued operations, net of tax	2,477	2,437	2,959	3,731

Income from discontinued operations, net of tax
Attributable to Comverse Technology, Inc.	$1,621	$1,504	$1,949	$2,324
Attributable to noncontrolling interest	$856	$933	$1,010	$1,407

Starhome's assets and liabilities included in discontinued operations in the condensed consolidated balance sheets were as follows:

	July 31,	January 31,
	2012	2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,349	$32,466
Accounts receivable, net of allowance of $142 and $105, respectively	9,718	3,832
Inventories	2,861	2,716
Deferred cost of revenue	669	888
Prepaid expenses and other current assets	760	871
Total current assets	43,357	40,773
Property and equipment, net	1,123	1,173
Goodwill	7,559	7,559
Deferred cost of revenue	144	229
Total assets	$52,183	$49,734
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,412	$9,959
Deferred revenue	18,454	17,912
Income taxes payable	137	113
Total current liabilities	28,003	27,984
Deferred revenue	1,877	2,683
Other long-term liabilities	2,939	2,747
Total liabilities	$32,819	$33,414

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company and Starhome had previously entered into transactions pursuant to which the Company performed certain production, support and maintenance services for Starhome, and it is expected that these transactions will continue following the completion of the Starhome Disposition. The Company does not consider these transactions to be significant. The Company recognized revenue related to transactions with Starhome of $0.9 million and $2.3 million for the three and six months ended July 31, 2012, respectively, and $1.1 million and $1.7 million for the three and six months ended July 31, 2011, respectively. The Company recognized cost of revenue related to transactions with Starhome of $0.2 million and $0.4 million for the three and six months ended July 31, 2012, respectively, and $1.2 million for each of the three and six months ended July 31, 2011.

15.	EQUITY ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC. AND NONCONTROLLING INTEREST
Noncontrolling interest represents minority shareholders’ interest in Verint Systems, the Company’s majority-owned subsidiary. The Company recognizes noncontrolling interest as a separate component of “Total equity” in the condensed consolidated balance sheets and recognizes income attributable to the noncontrolling interest as a separate component of “Net loss” in the condensed consolidated statements of operations.
Components of equity attributable to Comverse Technology, Inc.’s and its noncontrolling interest are as follows:

	Six Months Ended July 31, 2012			Six Months Ended July 31, 2011
	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance, January 31	$441,508	$111,244	$552,752	$413,008	$72,879	$485,887
Comprehensive loss:
Net (loss) income	(53,484)	16,564	(36,920)	(98,892)	9,885	(89,007)
Other comprehensive income (loss)	6,904	(4,784)	2,120	(2,982)	2,658	(324)
Stock-based compensation expense	5,463	—	5,463	5,016	—	5,016
Exercises of stock options	24	—	24	—	—	—
Impact from equity transactions of subsidiaries and other	9,775	5,071	14,846	14,366	6,212	20,578
Repurchase of common stock	(1,630)	—	(1,630)	(1,425)	—	(1,425)
Balance, July 31	$408,560	$128,095	$536,655	$329,091	$91,634	$420,725

16.	LOSS PER SHARE ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC.’S SHAREHOLDERS
Basic loss per share attributable to Comverse Technology, Inc.’s shareholders is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted earnings (loss) per share attributable to Comverse Technology, Inc.’s shareholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested DSU and RSU awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive. The dilutive impact of subsidiary stock-based awards on Comverse Technology, Inc.’s reported net loss is recorded as an adjustment to net loss for the three and six months ended July 31, 2012 and 2011, for the purposes of calculating loss per share.

The calculation of earnings (loss) per share attributable to Comverse Technology Inc.’s shareholders for the three and six months ended July 31, 2012 and 2011, was as follows:

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net loss attributable to Comverse Technology, Inc. - basic	$(1,895)	$(41,201)	$(55,433)	$(101,216)
Adjustment for subsidiary stock options	(32)	(66)	(105)	(51)
Net loss attributable to Comverse Technology, Inc. - diluted	$(1,927)	$(41,267)	$(55,538)	$(101,267)
Net income from discontinued operations, attributable to Comverse Technology, Inc. - basic and diluted	$1,621	$1,504	$1,949	$2,324
Denominator:
Basic and diluted weighted average common shares outstanding	219,108	206,080	218,983	205,893
Earnings (loss) per share
Basic and diluted
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.01)	$(0.20)	$(0.25)	$(0.49)
Earnings per share from discontinued operations attributable to Comverse Technology, Inc.	0.01	0.01	0.01	0.01
Basic and diluted loss per share	$ $ (0.00)	$(0.19)	$(0.24)	$(0.48)
As a result of the Company’s net loss attributable to Comverse Technology, Inc. during the three months ended July 31, 2012, and 2011, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders computation excludes 0.4 million and 0.6 million of contingently issuable shares, and, for the six months ended July 31, 2012 and 2011, such computation excluded 0.5 million and 0.8 million of contingently issuable shares, respectively, because the effect would be antidilutive.
The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were excluded from the computation of diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders because the effect would be antidilutive for the three months and six months ended July 31, 2012 and 2011.

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
For the six months ended July 31, 2012, the Company recorded an income tax provision from continuing operations of $29.3 million, which represents an effective tax rate of (278.7%). The effective tax rate is negative due to the fact that the Company recorded income tax expense on a consolidated pre-tax loss. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains valuation allowances against certain of its U.S. and foreign net deferred tax assets. The income tax provision from continuing operations for the six months ended July 31, 2012 is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, certain tax contingencies and taxes recorded with respect to investments in affiliates.
For the six months ended July 31, 2011, the Company recorded an income tax provision from continuing operations of $56.9 million, which represents an effective tax rate of (158.8%). The effective tax rate is negative due to the fact that the Company recorded income tax expense on a consolidated pre-tax loss, primarily due to the mix of income and losses by jurisdiction. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains a valuation allowance against certain of its U.S. and foreign net deferred tax assets. The income tax provision from continuing operations for the six months ended July 31, 2011 is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, certain tax contingencies and taxes recorded with respect to investments in affiliates.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The change in the Company's effective tax rate for the six months ended July 31, 2012, compared to the six months ended July 31, 2011 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions, the effect of permanent book/tax differences and the change in the basis of the Company's investment in Verint.
The Company currently maintains a deferred tax liability of approximately $33.1 million associated with its investment in Verint. The Verint Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes, and accordingly, CTI may eliminate the requirement to maintain the deferred tax liability. The Company anticipates releasing the deferred tax liability in the period in which the Verint Merger plan is approved. The release of this deferred tax liability will result in a tax provision benefit in the amount of the deferred tax liability at the time of its release.
The Company recorded a deferred tax asset and related valuation allowance of approximately $12.4 million for the three months ended July 31, 2012 which represents the excess of the tax basis over the book basis in its investment in Starhome as a result of the Starhome Share Purchase Agreement (see Note 14, Discontinued Operations) because it is likely that the disposition of Starhome will cause this deferred tax asset and related valuation allowance to be recognized in the foreseeable future.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign jurisdictions. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of July 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $124.2 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of July 31, 2012 could decrease by approximately $6.7 million in the next 12 months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits. The Company's income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties were $52.8 million and $54.6 million as of July 31, 2012 and January 31, 2012, respectively.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

18.	LEASES
In May 2012, Comverse entered into an agreement for the lease of a facility of approximately 271,200 square feet in Raanana, Israel, that is intended to replace its existing office space in Tel Aviv, Israel. The term of the lease is for 10 years, expected to commence in October 2014. In addition, Comverse has the right to extend the term of the lease by up to 5 years. The annual base rent under the agreement is approximately $5.1 million.

19.	BUSINESS SEGMENT INFORMATION
The Company changed its reportable segments during the three months ended October 31, 2011. The Company's reportable segments now consist of Comverse BSS, Comverse VAS, and Verint. The results of operations of all the other operations of the Company, including the Comverse MI operating segment, Comverse's Netcentrex operations, Comverse's global corporate functions that support its business units, miscellaneous operations and CTI's holding company operations, are included in the column captioned “All Other” as part of the Company's business segment presentation. The operating segments included in “All Other” do not meet the quantitative thresholds required for a separate presentation or the aggregation criteria under segment reporting guidance. Specifically, they do not have similar economic characteristics with any separately presented reportable segment. The Company does not maintain balance sheets for the Comverse operating segments.
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
In addition, on August 1, 2012, CTI entered into the Starhome Share Purchase Agreement with unaffiliated purchasers, and accordingly, Starhome's results of operations, which previously were included in “All Other,” are included in discontinued operations for the three and six months ended July 31, 2012.
The Company has recast the presentation of its segment information for the three and six months ended July 31, 2011 to reflect these reportable segments and the elimination of Starhome's results of operations (which are included in discontinued operations) from All Other.
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic evaluation related costs; (vi) impairment of property and equipment; (vii) litigation settlements and related costs; (viii) acquisition-related charges; (ix) restructuring charges; and (x) certain other gains and charges, including changes in the fair value of contingent consideration liabilities associated with business combinations. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with the Company’s efforts to (a) complete certain financial statements and audits of such financial statements, and (b) become current in its periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting. Strategic evaluation related costs include financial advisory, accounting, tax, consulting and legal fees incurred in connection with Company's evaluation of strategic alternatives, including the proposed share distribution and the Verint Merger.
In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three and six months ended July 31, 2012 and 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a stand-alone basis with respect to acquisitions consummated by Verint.

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, depreciation and amortization, and other non-cash items for the three and six months ended July 31, 2012 and 2011:

	Comverse BSS	Comverse VAS	Verint		All Other	Eliminations	Consolidated
	(In thousands)
Three Months Ended July 31, 2012
Total revenue	$69,052	$91,289	$212,426		$10,885	$—	$383,652
Total costs and expenses	$54,420	$60,109	$186,163		$57,098	$13	$357,803
Income (loss) from operations	$14,632	$31,180	$26,263		$(46,213)	$(13)	$25,849
Computation of segment performance:
Total revenue	$69,052	$91,289	$212,426		$10,885
Segment revenue adjustment	—	—	2,642		—
Segment revenue	$69,052	$91,289	$215,068		$10,885
Total costs and expenses	$54,420	$60,109	$186,163		$57,098
Segment expense adjustments:
Stock-based compensation expense	—	—	5,922		3,151
Amortization of acquisition-related intangibles	3,998	—	9,679		—
Compliance-related professional fees	—	—	—		149
Compliance-related compensation and other expenses	48	143	—		244
Strategic evaluation related costs	—	—	2,428		7,451
Impairment of property and equipment	1	—	—		13
Litigation settlements and related cost	—	—	—		(13)
Restructuring charges	—	—	—		427
Other	—	—	(4,001)	(1)	(35)
Segment expense adjustments	4,047	143	14,028		11,387
Segment expenses	50,373	59,966	172,135		45,711
Segment performance	$18,679	$31,323	$42,933		$(34,826)
Interest expense	$—	$—	$(7,867)		$(11)	$—	$(7,878)
Depreciation and amortization	$(4,800)	$(1,243)	$(14,169)		$(1,930)	$—	$(22,142)
Other non-cash items (2)	$(1)	$—	$69		$(13)	$—	$55

(1)	Consists of changes in the fair value of contingent consideration liabilities associated with business combinations.

(2)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Verint		All Other	Eliminations	Consolidated
	(In thousands)
Three Months Ended July 31, 2011
Total revenue	$85,471	$84,105	$194,959		$12,479	$—	$377,014
Total costs and expenses	$64,618	$54,240	$173,549		$75,445	$(22)	$367,830
Income (loss) from operations	$20,853	$29,865	$21,410		$(62,966)	$22	$9,184
Computation of segment performance:
Total revenue	$85,471	$84,105	$194,959		$12,479
Segment revenue adjustment	—	—	727		—
Segment revenue	$85,471	$84,105	$195,686		$12,479
Total costs and expenses	$64,618	$54,240	$173,549		$75,445
Segment expense adjustments:
Stock-based compensation expense	—	—	6,641		1,590
Amortization of acquisition-related intangibles	4,498	—	8,100		—
Compliance-related professional fees	—	—	17		9,467
Compliance-related compensation and other expenses	5	35	—		1,835
Strategic evaluation related costs	—	—	—		2,904
Impairment of property and equipment	—	5	—		24
Litigation settlements and related costs	—	—	—		3
Acquisition-related charges	—	—	2,820		—
Restructuring charges	—	—	—		1,963
Other	—	—	671	(1)	(19)
Segment expense adjustments	4,503	40	18,249		17,767
Segment expenses	60,115	54,200	155,300		57,678
Segment performance	$25,356	$29,905	$40,386		$(45,199)
Interest expense	$—	$—	$(7,857)		$(148)	$—	$(8,005)
Depreciation and amortization	$(5,374)	$(1,097)	$(12,585)		$(2,439)	$—	$(21,495)
Other non-cash items (2)	$—	$(5)	$(19)		$(24)	$—	$(48)

(1)	Consists of changes in the fair value of contingent consideration liabilities associated with business combinations.

(2)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Verint		All Other	Eliminations	Consolidated
	(In thousands)
Six Months Ended July 31, 2012
Total revenue	$126,732	$157,211	$409,061		$25,033	$—	$718,037
Total costs and expenses	$107,703	$110,191	$361,815		$130,318	$9	$710,036
Income (loss) from operations	$19,029	$47,020	$47,246		$(105,285)	$(9)	$8,001
Computation of segment performance:
Total revenue	$126,732	$157,211	$409,061		$25,033
Segment revenue adjustment	—	—	6,246		—
Segment revenue	$126,732	$157,211	$415,307		$25,033
Total costs and expenses	$107,703	$110,191	$361,815		$130,318
Segment expense adjustments:
Stock-based compensation expense	—	—	11,633		5,463
Amortization of acquisition-related intangibles	8,072	—	19,661		—
Compliance-related professional fees	—	—	—		157
Compliance-related compensation and other expenses	678	916	—		(41)
Strategic evaluation related costs	—	—	3,339		11,345
Impairment of property and equipment	1	—	—		35
Litigation settlements and related costs	—	—	—		(243)
Restructuring charges	—	—	—		1,107
Other	—	—	(5,760)	(1)	(208)
Segment expense adjustments	8,751	916	28,873		17,615
Segment expenses	98,952	109,275	332,942		112,703
Segment performance	$27,780	$47,936	$82,365		$(87,670)
Interest expense	$—	$—	$(15,585)		$(213)	$—	$(15,798)
Depreciation and amortization	$(9,663)	$(2,444)	$(28,265)		$(3,974)	$—	$(44,346)
Other non-cash items (2)	$(1)	$—	$(537)		$(35)	$—	$(573)

(1)	Consists of changes in the fair value of contingent consideration liabilities associated with business combinations.

(2)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Verint		All Other	Eliminations	Consolidated
	(In thousands)
Six Months Ended July 31, 2011
Total revenue	$160,672	$163,580	$371,291		$21,567	$—	$717,110
Total costs and expenses	$134,760	$112,929	$331,047		$163,572	$(44)	$742,264
Income (loss) from operations	$25,912	$50,651	$40,244		$(142,005)	$44	$(25,154)
Computation of segment performance:
Total revenue	$160,672	$163,580	$371,291		$21,567
Segment revenue adjustment	—	—	962		—
Segment revenue	$160,672	$163,580	$372,253		$21,567
Total costs and expenses	$134,760	$112,929	$331,047		$163,572
Segment expense adjustments:
Stock-based compensation expense	—	—	14,191		5,014
Amortization of acquisition-related intangibles	8,996	—	16,296		—
Compliance-related professional fees	—	—	1,008		27,873
Compliance-related compensation and other expenses	2,067	1,236	—		604
Strategic evaluation related costs	—	—	—		3,124
Impairment of property and equipment	—	5	—		152
Litigation settlements and related costs	—	—	—		562
Acquisition-related charges	—	—	5,194		—
Restructuring charges	—	—	—		13,050
Other	—	—	2,006	(1)	(29)
Segment expense adjustments	11,063	1,241	38,695		50,350
Segment expenses	123,697	111,688	292,352		113,222
Segment performance	$36,975	$51,892	$79,901		$(91,655)
Interest expense	$—	$—	$(16,651)		$(482)	$—	$(17,133)
Depreciation and amortization	$(10,840)	$(2,033)	$(25,539)		$(4,609)	$—	$(43,021)
Other non-cash items (2)	$—	$(5)	$(222)		$(152)	$—	$(379)

(1)	Consists of changes in the fair value of contingent consideration liabilities associated with business combinations.

(2)	Other non-cash items consist of write-downs of property and equipment.

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
Comverse performance represents the operating results of the Company’s Comverse subsidiary without the impact of significant expenditures incurred by Comverse in connection with the Company's efforts to become or remain current in periodic reporting obligations under the federal securities laws and the remediation of material weaknesses in internal control over financial reporting, certain non-cash charges, and certain other gains and charges as presented below:

	Comverse BSS	Comverse VAS	Comverse Other	Total Comverse
	(In thousands)
Three Months Ended July 31, 2012
Total revenue	$69,052	$91,289	$10,885	$171,226
Total costs and expenses	$54,420	$60,109	$42,907	$157,436
Income (loss) from operations	$14,632	$31,180	$(32,022)	$13,790
Computation of Comverse performance:
Total revenue	$69,052	$91,289	$10,885	$171,226
Total costs and expenses	$54,420	$60,109	$42,907	$157,436
Expense adjustments:
Stock-based compensation expense	—	—	2,201	2,201
Amortization of acquisition-related intangibles	3,998	—	—	3,998
Compliance-related professional fees	—	—	149	149
Compliance-related compensation and other expenses	48	143	244	435
Impairment of property and equipment	1	—	13	14
Litigation settlements and related costs	—	—	(13)	(13)
Restructuring charges	—	—	427	427
Other	—	—	(35)	(35)
Expense adjustments	4,047	143	2,986	7,176
Expenses after adjustments	50,373	59,966	39,921	150,260
Comverse performance	$18,679	$31,323	$(29,036)	$20,966
Interest expense	$—	$—	$(180)	$(180)
Depreciation and amortization	$(4,800)	$(1,243)	$(1,867)	$(7,910)
Other non-cash items (1)	$(1)	$—	$(13)	$(14)

(1)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Total Comverse
	(In thousands)
Three Months Ended July 31, 2011
Total revenue	$85,471	$84,105	$12,479	$182,055
Total costs and expenses	$64,618	$54,240	$53,606	$172,464
Income (loss) from operations	$20,853	$29,865	$(41,127)	$9,591
Computation of Comverse performance:
Total revenue	$85,471	$84,105	$12,479	$182,055
Total costs and expenses	$64,618	$54,240	$53,606	$172,464
Expense adjustments:
Stock-based compensation expense	—	—	1,029	1,029
Amortization of acquisition-related intangibles	4,498	—	—	4,498
Compliance-related professional fees	—	—	(2,142)	(2,142)
Compliance-related compensation and other expenses	5	35	1,835	1,875
Impairment of property and equipment	—	5	24	29
Litigation settlements and related costs	—	—	(1)	(1)
Restructuring charges	—	—	1,963	1,963
Other	—	—	(20)	(20)
Expense adjustments	4,503	40	2,688	7,231
Expenses after adjustments	60,115	54,200	50,918	165,233
Comverse performance	$25,356	$29,905	$(38,439)	$16,822
Interest expense	$—	$—	$(141)	$(141)
Depreciation and amortization	$(5,374)	$(1,097)	$(2,377)	$(8,848)
Other non-cash items (1)	$—	$(5)	$(24)	$(29)

(1)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Total Comverse
	(In thousands)
Six Months Ended July 31, 2012
Total revenue	$126,732	$157,211	$25,033	$308,976
Total costs and expenses	$107,703	$110,191	$100,175	$318,069
Income (loss) from operations	$19,029	$47,020	$(75,142)	$(9,093)
Computation of Comverse performance:
Total revenue	$126,732	$157,211	$25,033	$308,976
Total costs and expenses	$107,703	$110,191	$100,175	$318,069
Expense adjustments:
Stock-based compensation expense	—	—	3,632	3,632
Amortization of acquisition-related intangibles	8,072	—	—	8,072
Compliance-related professional fees	—	—	13	13
Compliance-related compensation and other expenses	678	916	(41)	1,553
Impairment of property and equipment	1	—	35	36
Litigation settlements and related costs	—	—	(243)	(243)
Restructuring charges	—	—	1,107	1,107
Other	—	—	(208)	(208)
Expense adjustments	8,751	916	4,295	13,962
Expenses after adjustments	98,952	109,275	95,880	304,107
Comverse performance	$27,780	$47,936	$(70,847)	$4,869
Interest expense	$—	$—	$(376)	$(376)
Depreciation and amortization	$(9,663)	$(2,444)	$(3,848)	$(15,955)
Other non-cash items (1)	$(1)	$—	$(35)	$(36)

(1)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Total Comverse
	(In thousands)
Six Months Ended July 31, 2011
Total revenue	$160,672	$163,580	$21,567	$345,819
Total costs and expenses	$134,760	$112,929	$126,214	$373,903
Income (loss) from operations	$25,912	$50,651	$(104,647)	$(28,084)
Computation of Comverse performance:
Total revenue	$160,672	$163,580	$21,567	$345,819
Total costs and expenses	$134,760	$112,929	$126,214	$373,903
Expense adjustments:
Stock-based compensation expense	—	—	1,697	1,697
Amortization of acquisition-related intangibles	8,996	—	—	8,996
Compliance-related professional fees	—	—	10,467	10,467
Compliance-related compensation and other expenses	2,067	1,236	604	3,907
Impairment of property and equipment	—	5	152	157
Litigation settlements and related costs	—	—	474	474
Restructuring charges	—	—	13,050	13,050
Other	—	—	(47)	(47)
Expense adjustments	11,063	1,241	26,397	38,701
Expenses after adjustments	123,697	111,688	99,817	335,202
Comverse performance	$36,975	$51,892	$(78,250)	$10,617
Interest expense	$—	$—	$(471)	$(471)
Depreciation and amortization	$(10,840)	$(2,033)	$(4,474)	$(17,347)
Other non-cash items (1)	$—	$(5)	$(152)	$(157)

(1)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

20.	RELATED PARTY TRANSACTIONS
Settlement Agreement with Cadian Capital
On May 30, 2012, CTI's Board of Directors entered into a letter agreement with Cadian Capital Management, LLC (“Cadian Capital”), Cadian Fund LP, Cadian Master Fund LP and Cadian GP LLC (Cadian Capital, together with the aforementioned entities other than CTI and Verint being referred to collectively as the “Cadian Group”) with respect to the solicitation for the election of CTI director nominees at the election of directors at the Annual Meeting of Shareholders of CTI that was held on June 28, 2012 (the “CTI AGM”) by the Cadian Group pursuant to the proxy statement filed with SEC on March 28, 2012, as subsequently amended. Such letter agreement is referred to herein as the “Letter Agreement.”
Pursuant to the terms and conditions of the Letter Agreement, the Cadian Group immediately abandoned its solicitation for the election of its or any other person's nominees as directors of CTI other than those nominees proposed by CTI in connection with the CTI AGM and agreed to vote all securities of CTI over which it has beneficial ownership in favor of the slate of directors named in CTI's proxy statement filed in connection with the CTI AGM the parties also agreed to take various actions with respect to the composition of the Board of Directors of Verint Systems (the “Verint Board”), the Board of Directors of Comverse, Inc. (the “Comverse Board”) and the CTI Board.
With respect to the Verint Board, the parties to the Letter Agreement agreed, among other things, that three nominees designated by Cadian Capital (the “CTI-Cadian Verint Nominees”) and acceptable to the CTI Board and the Verint Board under the "Applicable Standard" (as defined below) to replace Augustus Oliver, Theodore Schell and Mark Terrell, three members of the CTI Board who also currently serve as members of the Verint Board.
With respect to the Comverse Board, CTI agreed that, immediately prior to the share distribution, it will cause the Comverse Board to be comprised of seven directors, one of whom shall be the chief executive officer of Comverse, three of whom shall be designated by the CTI Board (which three shall be Charles J. Burdick, Susan Bowick and Mark Terrell), and three of whom shall be designated by Cadian Capital (which three shall be James Budge, Stephen Andrews and Doron Inbar), each of whom are currently acceptable to the CTI Board to serve as directors of the Comverse Board; provided, however, that if any facts or circumstances arise which the CTI Board determines under the Applicable Standard make any Cadian Capital designee unacceptable to serve on the Comverse Board, Cadian Capital will recommend one or more substitute nominees for approval by the CTI Board under the Applicable Standard.
With respect to the CTI Board, in the event that either the share distribution has not occurred by October 31, 2012 or CTI has publicly announced that the share distribution is delayed beyond October 31, 2012 or announced its intent to abandon the share distribution at any time prior to October 31, 2012, CTI shall use reasonable best efforts to cause (a) the CTI Board to be immediately expanded and for each of James Budge, Stephen Andrews and Doron Inbar to be promptly appointed to the CTI Board to fill such vacancies, subject to each aforementioned nominee being properly vetted and approved by the CTI Board under the Applicable Standard and (b) each of Augustus Oliver, Theodore Schell and Robert Dubner to resign from the CTI Board by the earlier of (i) the consummation of the share distribution and (ii) January 31, 2013.
The “Applicable Standard” means, with respect to any decision of a board of directors or any individual director with regard to whether to approve or find acceptable any nominee or designee for election or appointment as a director, such board of directors or director acting reasonably and in good faith but in no event constrained from exercising its, his or her fiduciary duties.
In addition, each member of the Cadian Group agreed that (a) it will vote all securities of CTI over which it has beneficial ownership in favor of the share distribution and publicly announce its intention to vote in favor of the share distribution (provided, that the terms and conditions of the share distribution are, in the reasonable business judgment of Cadian Capital, fair and reasonable to, and in the best interests of, CTI shareholders) and (b) if a merger between CTI and Verint is proposed on terms and conditions that, in the reasonable business judgment of Cadian Capital acting in good faith, are fair and reasonable to, and in the best interests of, both CTI shareholders and Verint stockholders, it will vote all securities of CTI and Verint over which it has beneficial ownership in favor of such merger and publicly announce its intention to vote in favor of such merger.
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
Merger of CTI and Verint
As a result of the Company's efforts to evaluate and eliminate CTI's holding company structure, on August 12, 2012, CTI entered into the Verint Merger Agreement with Verint pursuant to which CTI will merge with and into a subsidiary of Verint and become a wholly-owned subsidiary of Verint (the “Verint Merger”) (see Note 22, Subsequent Events).
Verint Series A Convertible Perpetual Preferred Stock
On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (the “Securities Purchase Agreement”), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (the “preferred stock”), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through July 31, 2012 and January 31, 2012, cumulative, undeclared dividends on the preferred stock were $65.9 million and $59.0 million, respectively. As of July 31, 2012 and January 31, 2012, the liquidation preference of the preferred stock was $358.9 million and $352.0 million, respectively.
Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of July 31, 2012 and January 31, 2012, the preferred stock could be converted into approximately 11.0 million and 10.8 million shares of Verint Systems’ common stock, respectively.
Under the terms of the Verint Merger Agreement, each holder of CTI common shares at the effective time of the Verint Merger would receive, among other consideration, the right to receive its pro rata portion of new shares of Verint Systems' common stock issuable upon conversion of the Preferred Stock held by CTI at the effective time of the Verint Merger at a conversion price of $32.66. Each outstanding share of the Preferred Stock held by CTI will be canceled at the completion of the Verint Merger, and each outstanding share of preferred stock not held by CTI will be converted into shares of Verint's common stock.
Under the Verint Merger Agreement, the parties have agreed that the Verint Merger and the other transactions contemplated by the Verint Merger Agreement will not constitute fundamental change events under the terms of the Preferred Stock.

21.	COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of July 31, 2012 and January 31, 2012, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $63.0 million as of July 31, 2012, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2014.

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Warranty Liabilities
Warranty liabilities were not significant to the Company as of July 31, 2012 and January 31, 2012.
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
The parties to this action entered into a settlement agreement on December 16, 2009, which was amended on June 19, 2010 and approved by the court in which such action was pending on June 23, 2010. Under the settlement agreement, CTI paid the plaintiffs $160.2 million of which $82.5 million was paid through the issuance of 12,462,236 CTI common shares and the remainder was paid in cash.
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

Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI’s negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties’ ability to investigate and assert the unique facts, claims and defenses in these cases. On April 4, 2012, plaintiffs filed a motion to lift the stay based on the resolution of the actions in the United States. On May 7, 2012, the court lifted the stay, and the plaintiffs have filed an amended complaint and motion to certify a class of plaintiffs in a single consolidated class action. The defendants' deadline to respond is October 24, 2012. On July 13, 2012, plaintiffs filed a motion seeking an order that CTI hold back $150 million in assets as a reserve to satisfy any potential damage awards that may be awarded in this case, but does not seek to enjoin the share distribution. The Company does not believe that the motion has merit. On July 25, 2012, the court ordered that CTI's deadline to respond is September 20, 2012, and that the court will not rule on the motion until after it rules

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

on plaintiffs' motion to certify a class of plaintiffs. On August 16, 2012, plaintiffs filed a motion for leave to appeal the court's order to the Israeli Supreme Court.
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
Additional cases have been filed by individual plaintiffs similarly seeking to recover damages up to an aggregate of $3.5 million allegedly incurred as a result of the inability to exercise certain stock options. The cases generally allege the same causes of actions alleged in the potential class action discussed above. The Company did not accrue for these matters as the potential loss is currently not probable or estimable.
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

22.	SUBSEQUENT EVENTS
Merger of CTI and Verint
Merger Agreement
On August 12, 2012, CTI and Verint entered into an Agreement and Plan of Merger (the “Verint Merger Agreement”) providing for the merger, upon the terms and subject to the conditions set forth in the Verint Merger Agreement, of CTI with and into a wholly-owned subsidiary of Verint (the “Verint Merger”). At the completion of the Verint Merger, each share of CTI common stock outstanding immediately prior to the effective time of the Verint Merger will be converted into the right to receive new shares of Verint common stock (“Verint Common Stock”) at an exchange ratio specified in the Verint Merger Agreement and described below.
The Verint Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and it is a condition to the completion of the Verint Merger that each of CTI and Verint receive tax opinions from their respective counsel

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

stating that the Verint Merger should be treated as a reorganization qualifying under Section 368(a) of the Internal Revenue Code. Verint has informed us that prior to completion of the Verint Merger, it may seek a private letter ruling from the Internal Revenue Service (the “IRS”) to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code; however, there can be no assurance that it will seek to obtain a ruling from the IRS or that the IRS will grant such a ruling. If the IRS were to determine, prior to completion of the Verint Merger, that the Verint Merger does not qualify as a reorganization under Section 368(a) of the Code, or there is substantial doubt that a favorable ruling would eventually be obtained, it is unlikely that CTI's and Verint's respective counsel would deliver the required opinions and the completion of the Verint Merger might not occur.
As of July 31, 2012, CTI held approximately 41.0% of the total number of shares of Verint Common Stock outstanding and also all of Verint's outstanding Series A Convertible Perpetual Preferred Stock (“Verint Preferred Stock”) which, if converted, would result in CTI holding in the aggregate approximately 53.7% of the total number of shares of Verint Common Stock outstanding.
Completion of the Verint Merger is contingent upon, among other things, completion of the share distribution, or other sale or disposition by CTI of substantially all of its assets other than its interest in Verint (referred to as a “Comverse disposition”).
The share exchange provision of the Verint Merger Agreement provides that each holder of CTI common shares will receive new shares of Verint Common Stock representing such holder's pro rata portion of an aggregate number of shares of Verint Common Stock equal to the sum of (1) the number of shares of Verint Common Stock held by CTI immediately prior to the completion of the Verint Merger (including the shares of Verint Common Stock issuable upon conversion of the Verint Preferred Stock held by CTI at a conversion price of $32.66) plus (2) additional shares of Verint Common Stock the number of which is equal to the dollar value described below (the “Target Amount”) divided by the average of the daily volume weighted averages of the trading prices of Verint Common Stock on the NASDAQ Global Market during the 20 consecutive trading days ending on the second trading day immediately prior to the closing date of the Verint Merger (the “Average Closing Price”), plus (3) an additional number of shares of Verint Common Stock based on the positive net worth of CTI (as determined in accordance with the Verint Merger Agreement) immediately prior to the completion of the Verint Merger, up to a maximum of dollar value of $10.0 million. The Target Amount will be $25.0 million if the share distribution or a Comverse disposition occurs on or prior to October 31, 2012 and will be reduced to (a)  $15.0 million if the share distribution or a Comverse disposition occurs after October 31, 2012 but on or prior to January 31, 2013, (b)  $5.0 million if the share distribution or a Comverse disposition occurs after January 31, 2013 but on or prior to April 30, 2013 and (c) $0 if the share distribution or a Comverse disposition occurs after April 30, 2013 or, if prior to the completion of the Verint Merger, CTI beneficially owns less than 50% of the outstanding shares of Verint Common Stock (on an as-exercised and fully diluted basis), unless CTI owns less than 50% of the Verint Common Stock because Verint issued new shares of voting securities after the date of the Verint Merger Agreement. The number of shares of Verint Common Stock into which one share of CTI common stock will convert as a result of the Verint Merger is referred to herein as the “Exchange Ratio.”
Each outstanding share of Verint Common Stock and Verint Preferred Stock held by CTI upon the completion of the Verint Merger will be cancelled. Any outstanding shares of Verint Preferred Stock held by stockholders other than CTI will be cancelled and converted into shares of Verint Common Stock in accordance with the terms of the certificate of designation of the Verint Preferred Stock, which will be amended prior to completion of the Verint Merger to provide for such cancellation and conversion. Holders of shares of Verint Common Stock immediately prior to the completion of the Verint Merger, other than CTI, will continue to own their existing shares, which will not be affected by the Verint Merger.
The completion of the Verint Merger is subject to several conditions that the parties believe are customary for transactions of this type, including, among others, (1) that the share distribution or a Comverse disposition be completed at least one day prior to the closing date of the Verint Merger, (2) the approval of the Verint Merger Agreement by Verint's stockholders and CTI's shareholders, as well as, in the case of Verint, by the affirmative vote of holders representing a majority of shares of Verint Common Stock that are not held by CTI or its subsidiaries, (3) the absence of a material adverse effect with respect to Verint, CTI or Comverse, (4) effectiveness of the Form S-4 registration statement registering the issuance of the Verint Common Stock in the Verint Merger and the absence of any stop order (or proceedings seeking a stop order) in respect thereof, (5) authorization for listing on the NASDAQ Stock Market of the Verint Common Stock to be issued in the Verint Merger and (6) receipt of tax opinions from Verint's and CTI's respective counsel stating that the Verint Merger should be treated as a reorganization qualifying under Section 368(a) of the Internal Revenue Code.
In addition, completion of the Verint Merger by Verint is subject to other conditions, including (1) receipt of confirmation

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of the positive net worth of CTI (as determined in accordance with the Verint Merger Agreement), (2) receipt of copies of the opinions with respect to the capital adequacy of CTI and Comverse (or in the case of a disposition of Comverse, the acquirer of Comverse) delivered to the CTI Board of Directors from a nationally recognized provider of such opinions, (3) determination by Verint's board of directors (in good faith after consultation with counsel) that there are no pending or threatened actions (other than shareholder actions arising out of the Verint Merger or the share distribution) that create a liability to Verint in excess of $10.0 million or a material adverse effect on CTI, taking into account certain indemnification obligations, and (4) the requirement that if a Comverse disposition occurs, the agreements relating to such disposition incorporate, in all material respects, the terms, conditions rights or privileges currently set forth in the agreements relating to the share distribution that are for the benefit of CTI, including any right of indemnity.
The Verint Merger Agreement restricts CTI from amending or modifying the terms of the agreements relating to the share distribution from the forms attached to the Verint Merger Agreement without Verint's consent if those amendments or modifications would adversely affect the rights of Verint or CTI under those agreements in any material respect, including without limitation the right of CTI to be indemnified for certain losses related to Comverse.
The Verint Merger Agreement provides certain termination rights to both Verint and CTI, including the failure of the share distribution or a Comverse disposition to occur by April 30, 2013, and further provides that in connection with the termination of the Verint Merger Agreement under specified circumstances, Verint may be required to pay CTI, or CTI may be required to pay Verint, a fee of $10.0 million and/or such party's out-of-pocket expenses. Furthermore, upon termination of the Verint Merger Agreement under certain circumstances, CTI and Verint would be entitled to certain rights and subject to certain obligations set forth in the Governance and Repurchase Rights Agreement, that is described below.
The terms of the Verint Merger Agreement were negotiated between CTI and a special committee of the board of directors of Verint consisting solely of independent directors not affiliated with CTI. The Verint Merger Agreement was approved by the board of directors of Verint based on the recommendation of the special committee and by CTI's Board of Directors.
During the three and six months ended July 31, 2012, CTI and Verint incurred expenses of $2.9 million and $3.8 million, respectively, consisting primarily of legal and other professional fees, associated with this matter, which have been expensed as incurred. The Company expects to continue to incur such expenses through, and possibility beyond, the completion of the Verint Merger, including certain professional fees which were contingent upon execution of the Verint Merger Agreement.
Voting Agreement
In connection with entering into the Verint Merger Agreement, CTI entered into a Voting Agreement (the “Voting Agreement”) with Verint pursuant to which CTI agreed, among other things, to vote the shares of Verint Common Stock and Verint Preferred Stock beneficially owned by CTI in favor of the adoption of the Verint Merger Agreement. CTI also agreed to comply with certain restrictions on the disposition of such shares as set forth in the Voting Agreement, including requiring any transferee of CTI's voting securities to be bound by the terms of the Voting Agreement. Pursuant to its terms, the Voting Agreement will terminate upon the earlier to occur of (1) the completion of the Verint Merger and (2) the termination of the Verint Merger Agreement in accordance with its terms.
Governance and Repurchase Rights Agreement
In connection with the Verint Merger, Verint and CTI entered into a Governance and Repurchase Rights Agreement (the “Governance and Repurchase Rights Agreement”).
Pursuant to the Governance and Repurchase Rights Agreement, in the event the Verint Merger Agreement is terminated either because (i) the share distribution or a Comverse disposition failed to occur by April 30, 2013 (but only if CTI shareholder approval was obtained) or (ii) a knowing or deliberate breach by CTI of its obligations under the Verint Merger Agreement was not cured within 30 days of notice (“Trigger Events”), then during the 18 months following such termination, unless the Governance and Repurchase Rights Agreement is terminated earlier in accordance with its terms (the “Option Period”), Verint will use commercially reasonable efforts to cause its board of directors to be comprised of (1) nine directors for so long as the Letter Agreement dated May 30, 2012 among CTI, Cadian Capital Management, LLC (“Cadian Capital”), Cadian Fund LP, Cadian Master Fund LP and Cadian GP LLC (the “Cadian Agreement”) remains in effect and (2) seven directors in the event the Cadian Agreement is no longer in effect. Each party has agreed to use commercially reasonable efforts to ensure that any slate of nominees recommended for election to the Verint board of directors during the Term (as defined below) will include the

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

following individuals: (a) for so long as CTI beneficially owns 50% or more of Verint's outstanding voting securities (on an as-exercised and fully diluted basis) and the Cadian Agreement remains in effect, up to two nominees designated by CTI and up to three nominees designated by Cadian Capital, (b) for so long as either CTI beneficially owns more than 30% but less than 50% of Verint's outstanding voting securities (on an as-exercised and fully diluted basis) and the Cadian Agreement remains in effect or CTI owns more than 50% of Verint's outstanding voting securities (on an as-exercised and fully diluted basis) and the Cadian Agreement is no longer in effect, up to two nominees designated by CTI, and (c) for so long as CTI beneficially owns more than 15% but less than 30% of Verint's outstanding voting securities (on an as-exercised and fully diluted basis), one nominee designated by CTI. During the Term (as defined below) and for so long as the Cadian Agreement remains in effect, CTI is not permitted to amend any of the terms or conditions of the Cadian Agreement relating to Verint or its board of directors, including the requirement contained in the Cadian Agreement that all Verint directors designated by Cadian Capital qualify as “independent” pursuant to the NASDAQ listing standards, without Verint's prior written consent.
In addition, following a Trigger Event, until the earlier of the expiration of the applicable Option Period and the forfeiture of the Verint Call Option (as defined below), neither CTI nor its affiliates will, directly or indirectly, acquire or propose to acquire beneficial ownership of any of Verint's outstanding voting securities other than shares of Verint Common Stock acquired pursuant to the conversion of the Verint Preferred Stock beneficially owned by CTI (the “Standstill”).
CTI also agreed that for so long as the Verint board of directors is not comprised of a majority of directors that qualify as “independent” pursuant to the NASDAQ listing standards, CTI will, following a Trigger Event until the expiration of the Term, vote the Verint voting securities that it beneficially owns (1) in proportion to the votes cast with respect to Verint voting securities not beneficially owned by CTI, unless the matter being voted upon (a) would materially and adversely affect the rights of the Verint Preferred Stock disproportionately relative to the rights of the Verint Common Stock, (b) solely relates to holders of Verint Preferred Stock or (c) would disproportionately have a material and adverse impact on holders of Verint Common Stock that own more than 9% of Verint's outstanding voting securities (on an as-exercised and fully diluted basis), and (2) as instructed by CTI's public shareholders in the event of a proposal with respect to (a) the sale or disposition of all or substantially all of the assets of Verint or of Verint's significant subsidiaries to a third party, (b) the consummation of certain transactions by which any person or group is or becomes the beneficial owner, directly or indirectly, of 50% or more of Verint's voting securities or (c) specified other consolidations, mergers or business combinations involving Verint.
Under the Governance and Repurchase Rights Agreement, CTI granted Verint the right (which right may only be exercised once) following a Trigger Event and during the Option Period to purchase such number of shares (the “Option Shares”) of Verint Preferred Stock owned by CTI (or Verint Common Stock into which such Verint Preferred Stock has been converted) that would result in CTI having beneficial ownership of less than 50% but not less than 49.5% (on an as-exercised and fully diluted basis) (the “Verint Call Option”). The purchase price of the Option Shares would be equal to the sum of (1) the aggregate liquidation preference of the Verint Preferred Stock to be purchased, plus (2) the aggregate market value (determined in accordance with the Governance and Repurchase Rights Agreement) of any Verint Common Stock to be purchased, plus (3) a pro rata portion of $5.0 million based on the number of Option Shares purchased (determined in accordance with the Governance and Repurchase Rights Agreement) relative to the total number of outstanding shares of the Verint Preferred Stock.
Verint also granted CTI the right (which right may only be exercised once) to cause Verint to purchase the Option Shares (the “Put Option” and, together with the Verint Call Option, the “Options”) in the event the Verint Merger Agreement is terminated because the share distribution or a Comverse disposition failed to occur by April 30, 2013 (but only if CTI shareholder approval for the share distribution was obtained). The purchase price of the Option Shares upon the exercise of the Put Option would be equal to the lesser of (1) the sum of (a) the aggregate liquidation preference of the Verint Preferred Stock to be purchased plus (b) the aggregate market value (determined in accordance with the Governance and Repurchase Rights Agreement) of any Verint Common Stock to be purchased and (2) the sum of (a) the aggregate market value (determined in accordance with the Governance and Repurchase Rights Agreement) for the Option Shares (on an as-converted basis) plus (b) $25.0 million.
Each Option will automatically terminate in the event that CTI beneficially owns less than 50% of Verint's outstanding voting securities (on an as-exercised and fully diluted basis) unless an Option had been exercised but not consummated in accordance with the terms of the Governance and Repurchase Rights Agreement, in which case the termination date will be extended until the consummation of the Option. If CTI properly exercises its Put Option but Verint does not consummate the Put Option, CTI's sole remedy would be Verint's forfeiture of its Verint Call Option and the termination of the Standstill.
The Governance and Repurchase Rights Agreement will terminate upon the earlier of the expiration of the Option Period and the date on which CTI consummates a transaction involving CTI pursuant to which the CTI shareholders immediately

COMVERSE TECHNOLOGY, INC. SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

preceding such transaction would hold securities representing less than 50% of the total outstanding voting power of the surviving or resulting entity of such transaction, unless an Option had been exercised at that time, in which case the termination date will be extended until the consummation of the Option (such period, the “Term”).
Agreements Related to the Share Distribution
The Verint Merger Agreement also anticipates CTI's entry into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with Comverse in connection with the share distribution. In particular, the Distribution Agreement, among other things, would provide for the allocation between Comverse and CTI of various assets, liabilities and obligations attributable to periods prior to the share distribution. Under the Distribution Agreement, Comverse has agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the share distribution. Certain of Comverse's indemnification obligations are capped at $25.0 million and certain are uncapped. Specifically, the capped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that are known by CTI but not included on the net worth statement to be delivered by CTI at the closing of the Verint Merger. Comverse's uncapped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against liabilities relating to Comverse's business; claims by any shareholder or creditor of CTI related to the shared distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of Comverse (including but not limited to the Israeli optionholder suits discussed in Note 21, Commitment and Contingencies); any failure by Comverse to perform under any of the agreements entered into in connection with the share distribution; claims related to CTI's ownership or operation of Comverse; claims related to the Starhome Disposition; certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement to be delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the share distribution. CTI has agreed to place $25.0 million in cash in escrow to support indemnification claims to the extent made against Comverse by CTI and its affiliates (including Verint after the Verint Merger), and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger will be released to Comverse. The escrow funds cannot be used for claims related to the Israeli optionholder suit. Comverse will also assume all pre−share distribution tax obligations of each of Comverse and CTI.
Under the transition services agreement, each of Comverse and CTI will provide the other with certain services on an interim basis following the share distribution. Amounts payable for services provided under the transition services agreement will generally equal the costs and expenses incurred by the party providing the services, and a significant portion of the services that Comverse is to provide will have fixed fees. Further, Comverse and CTI will enter into a tax disaffiliation agreement that will govern their respective rights, responsibilities and obligations after the share distribution with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. Comverse and CTI will also enter into an employee matters agreement, which will allocate liabilities and responsibilities relating to employee compensation and benefit plans and programs.
Sale of Starhome
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into the Starhome Share Purchase Agreement with Fortissimo pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (see Note 14, Discontinued Operations).
Separation of Comverse's Chief Operating Officer
On August 5, 2012, Comverse Ltd. and Oded Golan, Comverse's Senior Vice President and Chief Operating Officer, entered into a Separation Agreement (the "Separation Agreement") in which they mutually agreed upon the terms of transition and separation of employment of Mr. Golan. Pursuant to the Separation Agreement, Mr. Golan will continue to serve in his current capacity through January 31, 2013, at which time he will resign from his position.

Verint's Stock Bonus Program
On August 30, 2012, Verint Systems' board of directors approved up to 150,000 shares of Verint Systems' common stock, and a discount of 15%, for awards under its stock bonus program for the fiscal year ending January 31, 2013.

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
The results of operations of all of our other operations, including the Comverse Mobile Internet (or Comverse MI) operating segment, Comverse's Netcentrex operations, Comverse's global corporate functions that support its business units, miscellaneous operations and CTI's holding company operations, are included in the column captioned “All Other” as part of our business segment presentation. In addition, on August 1, 2012, CTI entered into an agreement to sell its interest in Starhome B.V. (or Starhome) to unaffiliated purchasers, and accordingly, Starhome's results of operations, which previously were included in “All Other,” are included in discontinued operations for the three and six months ended July 31, 2012.
We have recast the presentation of our segment information for the three and six months ended July 31, 2011 to reflect these reportable segments and the elimination of Starhome's results of operations (which are included in discontinued operations) from All Other.
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
As of August 15, 2012, CTI held 41.0% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock), giving CTI aggregate beneficial ownership of 53.7% of Verint Systems’ common stock. The common stock of Verint Systems is publicly traded on the NASDAQ stock exchange (NASDAQ Global Market) under the symbol "VRNT" and Verint Systems files separate periodic and current reports with the SEC, which are available on its website, www.verint.com, and on the SEC’s website at www.sec.gov.
Strategic Transactions
Over the past several years, we have been evaluating potential strategic alternatives in connection with a review of our strategy as a holding company. In connection with this evaluation, CTI's Board of Directors, with the assistance of its financial advisors has determined to pursue the following series of strategic transactions:
Comverse Share Distribution
On January 11, 2012, CTI announced its plan to spin-off Comverse as an independent, publicly-traded company, to be accomplished by means of a pro rata distribution of 100% of Comverse's outstanding common shares to CTI's shareholders (referred to as the share distribution). Following the share distribution, CTI will no longer hold any of Comverse's outstanding capital stock, and Comverse will be an independent publicly-traded company.
The share distribution is subject to a number of conditions, including receipt of an opinion with respect to the capital adequacy of CTI and Comverse from a nationally recognized provider of such opinions, final approval of the transaction by CTI's Board, the approval of the share distribution by holders of at least two-thirds of the CTI common shares, final approval of certain material agreements by the boards of each of CTI and Comverse and the completion of the review of Comverse's registration statement on Form 10 by the SEC.
Immediately prior to the share distribution, CTI will contribute to Comverse Exalink Ltd. (“Exalink”), its wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the share distribution, Comverse and CTI will operate independently, and neither will have any ownership interest in the other. In order to govern certain ongoing relationships between CTI and Comverse after the share distribution and to provide mechanisms for an orderly transition, CTI and Comverse intend to enter into agreements pursuant to which certain services and rights will be provided for following the share distribution, and CTI and Comverse will indemnify each other against certain liabilities arising from their respective businesses and the services that will be provided under such agreements. For more information relating to these agreements, see note 22 to the condensed consolidated financial statements included in this Quarterly Report.
Merger of Verint and CTI
As a result of our efforts to evaluate and eliminate CTI's holding company structure, on August 12, 2012, CTI entered into an agreement and plan of merger (referred to as the Verint Merger Agreement) with Verint pursuant to which CTI will merge with and into a subsidiary of Verint and become a wholly-owned subsidiary of Verint (referred to as the Verint Merger). Upon completion of the Verint Merger, CTI will cease to operate as a public holding company.
Completion of the Verint Merger is contingent upon, among other things, completion by CTI of the disposition of its significant assets and liabilities (including Comverse and Starhome), other than its ownership interest in Verint. In addition, Comverse has agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) for certain matters related to the share distribution, the Verint Merger Agreement and Comverse's business, as well as other CTI activities.
In the event that the Verint Merger Agreement is terminated as a result of either (a) the share distribution not occurring prior to April 30, 2013 for any reason whatsoever other than the failure to obtain CTI shareholder approval at a special meeting prior to that date or (b) CTI knowingly or deliberately breaching (and such breach remains uncured for 30 days) in any material respect its representations, warranties or covenants under the Verint Merger Agreement (either of such events being referred to as a Trigger Event), Verint would have the right to repurchase for cash from CTI a number of shares of Verint preferred stock (or, if necessary, shares of Verint common stock) that would reduce CTI's ownership of Verint voting securities to below a majority of the issued and outstanding voting securities of Verint (referred to as the Verint Call Option). In addition, if a Trigger Event occurs, for a period of 18 months thereafter, CTI would be subject to the Additional Restrictions, which include not being able to nominate more than two directors to Verint's board of directors, being subject to other limitations on the voting of its Verint stock and being prohibited from acquiring any additional shares of Verint stock.
The occurrence of any of these events may have material and adverse consequences to CTI and its shareholders, including the loss of our ability to control the board of directors and the strategic direction of Verint. Based largely on the provisions relating to the Verint Merger Agreement described above, one of CTI's six directors voted against CTI entering into the Verint Merger Agreement and, in order to avoid any such adverse effects, is not recommending that shareholders approve the share distribution. See Part II, Item 1A “Risk Factors” – If the share distribution is approved by CTI's shareholders but the share distribution or a Comverse disposition does not occur by April 30, 2013, Verint may terminate the Verint Merger Agreement, and if so terminated (i) Verint will have the right to purchase an amount of shares of the Verint preferred stock (or, if necessary, shares of Verint common stock) owned by CTI that would cause CTI to cease being a majority controlling shareholder of Verint and (ii) we would be subject to the Additional Restrictions.” For more information, see note 22 to the condensed consolidated financial statements included in this Quarterly Report.
Sale of Starhome
On August 1, 2012, we, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (referred to as the Starhome Share Purchase Agreement) with unaffiliated purchasers pursuant to which the purchasers agreed to purchase all of the outstanding share capital of Starhome (referred to as the Starhome Disposition). Completion of the Starhome Disposition is subject to customary conditions, including antitrust filings and approvals. The Starhome Disposition is expected to close in October 2012. If the closing of the Starhome Disposition does not occur by October 19, 2012, either the Starhome shareholders or the purchasers may terminate the Starhome Share Purchase Agreement. As a result, if the Starhome Disposition does not close by October 19, 2012, CTI will contribute its interest in Starhome to Comverse prior to the completion of the share distribution in order to ensure it can meet the conditions to the Verint Merger. In addition, CTI is currently evaluating the contribution of its interest in Starhome, including CTI's rights and obligations under the Starhome Share Purchase Agreement, to Comverse prior to the October 19, 2012 termination date. For more information, see note 14 to the condensed consolidated financial statements included in this Quarterly Report.
Significant Events
During the three months ended July 31, 2012 and subsequent thereto, the following additional significant events occurred:
Appointment of Comverse President and Chief Executive Officer. Effective May 21, 2012, Philippe Tartavull was appointed as Comverse's President, Chief Executive Officer and Director, replacing Mr. Burdick. Mr. Burdick continues to serve as CTI's Chairman of the Board and Chief Executive Officer.
Settlement Agreement with Cadian Capital. On May 30, 2012, CTI's Board of Directors entered into a letter agreement (referred to as Letter Agreement) with Cadian Capital Management, LLC (or Cadian Capital) and certain of its affiliates (referred to collectively as the Cadian Group) with respect to Cadian Group's solicitation for the election of CTI director nominees at CTI's Annual Meeting of Shareholders that was held on June 28, 2012 (referred to as the CTI AGM) pursuant to the proxy statement filed with the SEC on March 28, 2012.
Pursuant to the terms and conditions of the Letter Agreement, the Cadian Group immediately abandoned its solicitation for the election of its or any other person's nominees as directors of CTI other than those nominees proposed by CTI in connection with the CTI AGM and agreed to vote all securities of CTI over which it has beneficial ownership in favor of the slate of directors named in CTI's proxy statement filed in connection with the CTI AGM and in favor of the share distribution (provided, that the terms and conditions of the share distribution are, in the reasonable business judgment of Cadian Capital, fair and reasonable to, and in the best interests of, CTI shareholders). In addition, the parties agreed to take various actions with respect to the composition of the Board of Directors of each of CTI, Verint Systems, and if the share distribution is consummated, Comverse, Inc. For a more detailed discussion of the Letter Agreement, see note 20 to the condensed consolidated financial statements included in this Quarterly Report.
Appointment of Chief Financial Officer. Effective July 24, 2012, Thomas B. Sabol was appointed as Comverse's Senior Vice President and Chief Financial Officer, replacing Mr. Legon. Mr. Legon continues to serve as CTI's Senior Vice President and Interim Chief Financial Officer.
Separation of Chief Operating Officer. On August 5, 2012, Comverse Ltd. and Oded Golan, Comverse's Senior Vice President and Chief Operating Officer, entered into a separation agreement in which they mutually agreed upon the terms of transition and separation of employment of Mr. Golan. Pursuant to the separation agreement, Mr. Golan will continue to serve in his current capacity through January 31, 2013, at which time he will resign from his position.
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic evaluation related costs; (vi) impairment of property and equipment; (vii) litigation settlements and related costs; (viii) acquisition-related charges; (ix) restructuring charges; and (x) certain other gains and charges, including changes in the fair value of contingent consideration liabilities associated with business combinations. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with our efforts to (a) complete certain financial statements and audits of such financial statements, (b) become current in our periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting. Strategic evaluation related costs include financial advisory, accounting, tax, consulting and legal fees incurred in connection with our evaluation of strategic alternatives, including the proposed share distribution and the Verint Merger. For additional information on how we apply segment performance to evaluate the operating results of our segments for the three and six months ended July 31, 2012 and 2011, see note 19 to the condensed consolidated financial statements included in this Quarterly Report.
In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three and six months ended July 31, 2012 and 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a stand-alone basis with respect to acquisitions consummated by Verint.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(Dollars in thousands)
SEGMENT RESULTS
Comverse BSS
Segment revenue	$69,052	$85,471	$126,732	$160,672
Gross margin	38.5%	49.1%	35.9%	44.3%
Income from operations	14,632	20,853	19,029	25,912
Operating margin	21.2%	24.4%	15.0%	16.1%
Segment performance	18,679	25,356	27,780	36,975
Segment performance margin	27.1%	29.7%	21.9%	23.0%
Comverse VAS
Segment revenue	$91,289	$84,105	$157,211	$163,580
Gross margin	46.8%	43.6%	44.8%	41.5%
Income from operations	31,180	29,865	47,020	50,651
Operating margin	34.2%	35.5%	29.9%	31.0%
Segment performance	31,323	29,905	47,936	51,892
Segment performance margin	34.3%	35.6%	30.5%	31.7%
Verint
Segment revenue	$215,068	$195,686	$415,307	$372,253
Gross margin	64.7%	64.7%	65.3%	66.6%
Income from operations	26,263	21,410	47,246	40,244
Operating margin	12.2%	10.9%	11.4%	10.8%
Segment performance	42,933	40,386	82,365	79,901
Segment performance margin	20.0%	20.6%	19.8%	21.5%
All Other
Segment revenue	$10,885	$12,479	$25,033	$21,567
Gross margin	(11.4)%	(77.5)%	(22.1)%	(68.5)%
Loss from operations	(46,213)	(62,966)	(105,285)	(142,005)
Operating margin	(424.6)%	(504.6)%	(420.6)%	(658.4)%
Segment performance	(34,826)	(45,199)	(87,670)	(91,655)
Segment performance margin	(319.9)%	(362.2)%	(350.2)%	(425.0)%
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(Dollars in thousands)

Comverse revenue	$171,226	$182,055	$308,976	$345,819
Gross margin	39.7%	37.9%	35.7%	35.9%
Income (loss) from operations	13,790	9,591	(9,093)	(28,084)
Operating margin	8.1%	5.3%	(2.9)%	(8.1)%
Comverse performance(1)	20,966	16,822	4,869	10,617
Comverse performance margin	12.2%	9.2%	1.6%	3.1%

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

For more information, see “Comverse Business Trends and Uncertainties” and note 19 to the condensed consolidated financial statements included in this Quarterly Report.
Business Trends and Uncertainties
Comverse
For the three and six months ended July 31, 2012 compared to the three and six months ended July 31, 2011, Comverse experienced decreases in revenue, which were offset by a greater decrease in costs and operating expenses, resulting in an increase in income from operations for the three months ended July 31, 2012 compared to the three months ended July 31, 2011 and a reduction in loss from operations for the six months ended July 31, 2012 compared to the six months ended July 31, 2011. In addition, Comverse performance for the three months ended July 31, 2012 increased compared to the three months ended July 31, 2011. However, Comverse performance for the six months ended July 31, 2012 decreased compared to the six months ended July 31, 2011 as the decrease in Comverse's total revenue was only partially offset by the decrease in expenses after adjustments. Expenses after adjustments for the six months ended July 31, 2012 declined compared to the six months ended July 31, 2011 due to decreases in expense adjustments primarily related to compliance-related professional fees and restructuring charges. For more information, see note 19 to the condensed consolidated financial statements included in this Quarterly Report.
In addition, during the three and six months ended July 31, 2012, Comverse had negative operating cash flows due to significant decreases in cash collections compared to the three and six months ended July 31, 2011, which were partially mitigated by decreases in costs, operating expenses and disbursements. However, due to a significant increase in cash collections and a decline in costs, operating expenses and disbursements, negative operating cash flows for the three months ended July 31, 2012 decreased significantly compared to the three months ended April 30, 2012.
The decreases in revenue were primarily attributable to decreases in revenue from Comverse BSS customer solutions and maintenance revenue at our Comverse BSS and Comverse VAS segments, partially offset by increases in revenue from Comverse VAS customer solutions. For a discussion of the reasons for the changes in revenue from customer solutions at our Comverse BSS and Comverse VAS segments, see “-Comverse BSS,” “-Comverse VAS,” “-Results of Operations-Segment Results-Comverse BSS” and “-Results of Operations-Segment Results-Comverse VAS.” The decrease in maintenance revenue was primarily attributable to decreased collections that resulted in a delay in the recognition of revenue, timing of entering into renewals of maintenance contracts with customers and a decrease in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to a decline in new installed base value. The decrease in cash collections was primarily attributable to reduced customer order activity in recent years, the adverse impact of the timing of acceptances in certain projects and the timing of completion of project milestones.
Comverse's costs, operating expenses and disbursements decreased during the three and six months ended July 31, 2012 primarily due to Comverse's continued focus on closely monitoring its costs and operating expenses as part of its efforts to improve its cash position and achieve long-term improved operating performance and sustainable positive operating cash flows. These cost reductions were partially offset by, among other factors, the increasing complexity of project deployment which resulted in higher product delivery costs. In addition, following the share distribution Comverse will incur expenses in connection with financial reporting and compliance with the federal securities laws. During the fiscal year ended January 31, 2012, Comverse implemented the Phase II Business Transformation seeking to achieve long-term improved operating performance and sustainable positive operating cash flows. As part of the Phase II Business Transformation, Comverse restructured its operations into new business units. As a result, Comverse's principal business activities are reported through the following segments:

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

Comverse BSS
In the three months ended July 31, 2012, customer orders for BSS customer solutions remained relatively unchanged compared to the three months ended July 31, 2011. In the six months ended July 31, 2012, customer orders for BSS customer solutions increased compared to the six months ended July 31, 2011. We believe that this increase is primarily attributable to certain purchasing decisions that had been delayed by customers from the fourth quarter of the fiscal year ended January 31, 2012 and subsequently received in the six months ended July 31, 2012, and new BSS project engagements by existing and new customers, most notably in the Asia Pacific region.
Revenue from BSS customer solutions for the three and six months ended July 31, 2012 decreased compared to the three and six months ended July 31, 2011. The decrease in revenue from Comverse BSS customer solutions was primarily attributable to a decrease in revenue from customer acceptances and changes in scope and settlements of certain customer contracts. Revenue from Comverse BSS customer solutions continued to be adversely affected by (i) the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones, delaying receipt of customer acceptance and (ii) lower volume of BSS projects in the current fiscal periods resulting from reduced customer order activity in recent years. For a more detailed discussion relating to revenue from Comverse BSS customer solutions, see “-Results of Operations-Segment Results-Comverse BSS.”
As part of its strategy, Comverse BSS is continuing its efforts to expand its presence and market share in the BSS market with BSS solutions that we believe offer several advantages over competitors' offerings, including faster time to market and lower total cost of ownership. Comverse BSS continues to offer its existing prepaid and postpaid customer base upgrades to its Comverse ONE converged billing solution, which we believe better addresses the enhanced business needs of communication service providers. In addition, Comverse BSS continues to aggressively pursue opportunities to market its BSS solutions, primarily Comverse ONE, to new customers as part of its efforts to increase its customer base. As a result, Comverse BSS is experiencing a shift in product mix as the portion of sales of its advanced Comverse ONE converged billing solution continues to increase and the portion of sales of its traditional stand-alone prepaid and postpaid BSS solutions continues to decrease. In addition, to maintain its market leadership in BSS convergence and monetization of new business models, Comverse BSS continues to expend significant resources on research and development to further enhance the functionality of Comverse ONE and its advanced machine to machine monetization capability. Consistent with its strategy, during the three months ended July 31, 2012, Comverse BSS secured new project engagements with existing and new customers that included upgrades of customers' existing prepaid and postpaid systems to its Comverse ONE converged billing solution and the displacement of a competitor.

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
Comverse VAS
Revenue from Comverse VAS customer solutions for the three and six months ended July 31, 2012 increased compared to the three and six months ended July 31, 2011. The increase was primarily attributable to (i) a number of customer acceptances of large-scale deployments of next generation voicemail products (including visual voicemail) during the six months ended July 31, 2012 with no comparable customer acceptances in the six months ended July 31, 2011, (ii) the timing of completion of project milestones, and (iii) an increase in revenue recognized upon cash collection due to increased collections from customers. For a more detailed discussion relating to revenue from Comverse BSS customer solutions, see “-Results of Operations-Segment Results-Comverse VAS.”
Customer orders for Comverse VAS customer solutions for the three and six months ended July 31, 2012 declined significantly compared to the three and six months ended July 31, 2011. These decreases are attributable to a decline in customer order activity related to Comverse VAS' traditional solutions, such as voicemail and SMS text messaging, which was not fully offset by customer orders for Comverse VAS' advanced offerings, and the implementation of Comverse's strategy to pursue primarily higher margin VAS projects which contributed to lower levels of VAS customer order activity. Due to the implementation Comverse's strategy, VAS revenue and customer order activity may continue to decrease in future fiscal periods.
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
It is unclear whether Comverse's advanced offerings will be widely adopted by existing and potential customers. Currently, we are unable to predict whether sales of advanced offerings, if any, will exceed or fully offset declines that Comverse BSS and Comverse VAS may experience in the sale of traditional solutions. If sales of advanced offerings do not increase or if increases in sales of advanced offerings do not exceed or fully offset any declines in sales of traditional solutions, due to adverse market trends, changes in consumer preferences or otherwise, Comverse's revenue, profitability and cash flows would likely be materially adversely affected.
Customer Confidence
We believe that Comverse BSS and Comverse VAS may have lost business opportunities due to concerns on the part of customers about our financial condition. We believe that the relisting of CTI's common stock on NASDAQ has enhanced, and the completion of the contemplated share distribution and listing of Comverse's common stock on NASDAQ will enhance, Comverse's market perception and the willingness of customers and partners to purchase its solutions and services.
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
Recently, there have been adverse developments in global debt markets (including European sovereign debt) and other indications of a slowdown in the global economic recovery. These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty, which we believe has had an adverse impact on the timing of certain customer spending decisions, and may continue to do so. If the recovery in the global economy is curtailed and market conditions worsen, our existing and potential customers could reduce their spending, which, in turn, could reduce the demand for our products and services.
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
Three and Six Months Ended July 31, 2012 Compared to Three and Six Months Ended July 31, 2011
Condensed Consolidated Results

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$383,652	$377,014	$6,638	1.8%	$718,037	$717,110	$927	0.1%
Income (loss) from operations	25,849	9,184	16,665	181.5%	8,001	(25,154)	33,155	131.8%
Interest income	350	1,524	(1,174)	(77.0)%	705	2,607	(1,902)	(73.0)%
Interest expense	(7,878)	(8,005)	127	(1.6)%	(15,798)	(17,133)	1,335	(7.8)%
Loss on extinguishment of debt	—	—	—	—	—	(8,136)	8,136	N/M
Other (expense) income, net	(2,931)	12,609	(15,540)	(123.2)%	(3,439)	11,980	(15,419)	(128.7)%
Income tax provision	(9,183)	(49,638)	40,455	(81.5)%	(29,348)	(56,902)	27,554	(48.4)%
Net income (loss) from continuing operations	6,207	(34,326)	40,533	118.1%	(39,879)	(92,738)	52,859	(57.0)%
Income from discontinued operations, net of tax	2,477	2,437	40	1.6%	2,959	3,731	(772)	(20.7)%
Net income (loss)	8,684	(31,889)	40,573	127.2%	(36,920)	(89,007)	52,087	(58.5)%
Less: Net income attributable to noncontrolling interest	(8,958)	(7,808)	(1,150)	14.7%	(16,564)	(9,885)	(6,679)	67.6%
Net loss attributable to Comverse Technology, Inc.	$(274)	$(39,697)	$39,423	(99.3)%	$(53,484)	$(98,892)	$45,408	(45.9)%
Earnings (loss) per share attributable to Comverse Technology, Inc.’s shareholders:
Basic and diluted earnings (loss) per share
Continuing operations	$(0.01)	$(0.20)	$0.19		$(0.25)	$(0.49)	$0.24
Discontinued operations	$0.01	$0.01	$—		$0.01	$0.01	$—

Net income (loss) attributable to Comverse Technology, Inc.:
Net loss from continuing operations	$(1,895)	$(41,201)	$39,306		$(55,433)	$(101,216)	$45,783
Income from discontinued operations, net of tax	1,621	1,504	117		1,949	2,324	(375)
Net loss attributable to Comverse Technology, Inc.	$(274)	$(39,697)	$39,423		$(53,484)	$(98,892)	$45,408
Total Revenue
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Total revenue was $383.7 million for the three months ended July 31, 2012, an increase of $6.6 million, or 1.8%, compared to the three months ended July 31, 2011. The increase was primarily attributable to increases in revenue of $17.5 million and $7.2 million at the Verint and Comverse VAS segments, respectively, partially offset by declines in revenue of $16.4 million and $1.6 million at the Comverse BSS segment and All Other, respectively, for the three months ended July 31, 2012 compared to the three months ended July 31, 2011.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Total revenue was $718.0 million for the six months ended July 31, 2012, an increase of $0.9 million, or 0.1%, compared to the six months ended July 31, 2011. The increase was primarily attributable to increases in revenue of $37.8 million and $3.5 million at the Verint segment and All Other, respectively, partially offset by declines in revenue of $33.9 million and $6.4 million at the Comverse BSS and Comverse VAS segments, respectively, for the six months ended July 31, 2012 compared to the six months ended July 31, 2011.
Income (Loss) from Operations
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Income from operations was $25.8 million for the three months ended July 31, 2012, an increase of $16.7 million, or 181.5%, compared to the three months ended July 31, 2011. The increase in income was primarily attributable to:

•	a $6.6 million increase in total revenue;

•
a $5.7 million decrease in selling, general and administrative expenses primarily attributable to decreases at the Comverse BSS segment and All Other, partially offset by an increase at the Verint segment; and

•	a $3.0 million decrease in cost of revenue attributable to the Comverse BSS segment and All Other, partially offset by increases at the Comverse VAS and Verint segments.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Income from operations was $8.0 million for the six months ended July 31, 2012, a change of $33.2 million, or 131.8%, compared to loss from operations of $25.2 million for the six months ended July 31, 2011. The change was primarily due to:

•
a $12.8 million decrease in selling, general and administrative expenses primarily attributable to decreases at the Comverse BSS and Comverse VAS segments and All Other, partially offset by an increase at the Verint segment;

•	an $11.9 million decrease in restructuring charges attributable to All Other; and

•	a $4.4 million decrease in research and development expenses, net attributable to the Comverse BSS segment and All Other, partially offset by increases at the Comverse VAS and Verint segments.
Interest Income
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Interest income was $0.4 million for the three months ended July 31, 2012, a decrease of $1.2 million, or 77.0%, compared to the three months ended July 31, 2011.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Interest income was $0.7 million for the six months ended July 31, 2012, a decrease of $1.9 million, or 73.0%, compared to the six months ended July 31, 2011.
Interest Expense
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Interest expense was $7.9 million for the three months ended July 31, 2012, a decrease of $0.1 million, or 1.6%, compared to the three months ended July 31, 2011.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Interest expense was $15.8 million for the six months ended July 31, 2012, a decrease of $1.3 million, or 7.8%, compared to the six months ended July 31, 2011. The decrease was primarily attributable to a decrease in interest expense at the Verint segment principally due to a lower interest rate applicable to Verint's borrowings related to the credit agreement entered on April 29, 2011 compared to Verint's prior facility. For additional discussion, see "—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities."
Loss on Extinguishment of Debt
During the six months ended July 31, 2011, Verint recorded an $8.1 million loss in connection with the termination of its prior facility. For additional discussion, see "—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities."
Other (Expense) Income, Net
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Other expense, net was $2.9 million for the three months ended July 31, 2012, a change of $15.5 million, compared to other income, net of $12.6 million for the three months ended July 31, 2011. The change was primarily attributable to:

•	$7.8 million in realized gains on investments for the three months ended July 31, 2011 with no comparable gain for the three months ended July 31, 2012;

•	$4.8 million of proceeds recorded in the three months ended July 31, 2011 in connection with the settlement of certain CTI claims against a third party; and

•	a $3.6 million change from foreign currency gains of $0.4 million for the three months ended July 31, 2011 to foreign currency losses of $3.2 million for the three months ended July 31, 2012.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Other expense, net was $3.4 million for the six months ended July 31, 2012, a change of $15.4 million, compared to other income, net of $12.0 million for the six months ended July 31, 2011. The change was primarily attributable to:

•	a $7.7 decrease in realized gains on investments for the six months ended July 31, 2012 compared to the six months ended July 31, 2011;

•	a $5.6 million change from foreign currency gains of $2.1 million for the six months ended July 31, 2011 to foreign currency losses of $3.5 million for the six months ended July 31, 2012; and

•	$4.8 million of proceeds recorded in the six months ended July 31, 2011 in connection with the settlement of certain CTI claims against a third party.
Income Tax Provision
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Income tax provision from continuing operations was $9.2 million for the three months ended July 31, 2012, representing an effective tax rate of 59.7%, compared to an income tax provision from continuing operations of $49.6 million, representing an effective tax rate of 324.2% for the three months ended July 31, 2011. We did not record an income tax benefit on the losses for the periods, primarily because we maintain valuation allowances against certain of our U.S. and foreign net deferred tax assets. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, certain tax contingencies and taxes recorded with respect to investments in affiliates in the three months ended July 31, 2012 and 2011.
The change in our effective tax rate for the three months ended July 31, 2012, compared to the three months ended July 31, 2011 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions, the effect of permanent book/tax differences and the change in the basis of our investment in Verint.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Income tax provision from continuing operations was $29.3 million for the six months ended July 31, 2012, representing an effective tax rate of (278.7%) compared to an income tax provision from continuing operations of $56.9 million, representing an effective tax rate of (158.8%) for the six months ended July 31, 2011. During the six months ended July 31, 2012 and 2011, the effective tax rates were negative due to the fact that we reported income tax expense on consolidated pre-tax losses. We did not record an income tax benefit on the losses for the periods, primarily because we maintain valuation allowances against certain of our U.S. and foreign net deferred tax assets. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, certain tax contingencies and taxes recorded with respect to investments in affiliates in the six months ended July 31, 2012 and 2011.
The change in our effective tax rate for the six months ended July 31, 2012, compared to the six months ended July 31, 2011 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.
Income from Discontinued Operations, Net of Tax
Three Months Ended July 31, 2012 compared to the Three Months Ended July 31, 2011. Income from discontinued operations, net of tax, was $2.5 million for the three months ended July 31, 2012, compared to $2.4 million for the three months ended July 31, 2011. Income from discontinued operations represented the results of operations of Starhome less applicable income taxes. For additional discussion, see note 14 to the condensed consolidated financial statements included in this Quarterly Report.
Six Months Ended July 31, 2012 compared to the Six Months Ended July 31, 2011. Income from discontinued operations, net of tax, was $3.0 million for the six months ended July 31, 2012, compared to $3.7 million for the six months ended July 31, 2011. Income from discontinued operations represented the results of operations of Starhome for the six months ended July 31, 2012 less applicable income taxes. For additional discussion, see note 14 to the condensed consolidated financial statements included in this Quarterly Report.
Net Income Attributable to Noncontrolling Interest
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Net income attributable to noncontrolling interest was $9.0 million for the three months ended July 31, 2012, an increase of $1.2 million, or 14.7%, compared to the three months ended July 31, 2011. The increase was primarily attributable to an increase in Verint’s net income for the three months ended July 31, 2012 compared to the three months ended July 31, 2011.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Net income attributable to noncontrolling interest was $16.6 million for the six months ended July 31, 2012, an increase of $6.7 million, or 67.6%, compared to the six months ended July 31, 2011. The increase was primarily attributable to an increase in Verint’s net income for the six months ended July 31, 2012 compared to the six months ended July 31, 2011.

Segment Results
Comverse BSS

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$69,052	$85,471	$(16,419)	(19.2)%	$126,732	$160,672	$(33,940)	(21.1)%
Costs and expenses:
Cost of revenue	42,499	43,528	(1,029)	(2.4)%	81,232	89,495	(8,263)	(9.2)%
Research and development, net	7,154	14,903	(7,749)	(52.0)%	16,983	31,510	(14,527)	(46.1)%
Selling, general and administrative	4,767	6,187	(1,420)	(23.0)%	9,488	13,755	(4,267)	(31.0)%
Total costs and expenses	54,420	64,618	(10,198)	(15.8)%	107,703	134,760	(27,057)	(20.1)%
Income from operations	$14,632	$20,853	$(6,221)	(29.8)%	$19,029	$25,912	$(6,883)	(26.6)%
Computation of segment performance:
Total revenue	$69,052	$85,471	$(16,419)	(19.2)%	$126,732	$160,672	$(33,940)	(21.1)%
Segment revenue adjustment	—	—	—	—	—	—	—	—
Segment revenue	$69,052	$85,471	$(16,419)	(19.2)%	$126,732	$160,672	$(33,940)	(21.1)%
Total costs and expenses	$54,420	$64,618	$(10,198)	(15.8)%	$107,703	$134,760	$(27,057)	(20.1)%
Segment expense adjustments:
Amortization of acquisition-related intangibles	3,998	4,498	(500)	(11.1)%	8,072	8,996	(924)	(10.3)%
Compliance-related compensation and other expenses	48	5	43	N/M	678	2,067	(1,389)	(67.2)%
Impairment of property and equipment	1	—	1	N/M	1	—	1	N/M
Segment expense adjustments	4,047	4,503	(456)	(10.1)%	8,751	11,063	(2,312)	(20.9)%
Segment expenses	50,373	60,115	(9,742)	(16.2)%	98,952	123,697	(24,745)	(20.0)%
Segment performance	$18,679	$25,356	$(6,677)	(26.3)%	$27,780	$36,975	$(9,195)	(24.9)%
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
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Revenue from Comverse BSS customer solutions was $33.3 million for the three months ended July 31, 2012, a decrease of $9.4 million, or 22.1%, compared to the three months ended July 31, 2011. The decrease in revenue from Comverse BSS customer solutions was primarily attributable to an 18.6% decrease in revenue from customer acceptances in the three months ended July 31, 2012 compared to the three months ended July 31, 2011 and changes in scope and settlements of certain customer contracts.
Comverse BSS maintenance revenue was $35.7 million for the three months ended July 31, 2012, a decrease of $7.0 million or 16.4%, compared to the three months ended July 31, 2011. The decrease was primarily attributable to decreased collections that resulted in a delay in the recognition of revenue and timing of entering into renewals of maintenance contracts with customers.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Revenue from Comverse BSS customer solutions was $60.2 million for the six months ended July 31, 2012, a decrease of $25.9 million, or 30.1%, compared to the six months ended July 31, 2011. The decrease in revenue from Comverse BSS customer solutions was primarily attributable to a 20.6% decrease in revenue from customer acceptances and changes in scope and settlements of certain customer contracts.

Comverse BSS maintenance revenue was $66.6 million for the six months ended July 31, 2012, a decrease of $8.1 million, or 10.8%, compared to the six months ended July 31, 2011. The decrease was primarily attributable to decreased collections that resulted in a delay in the recognition of revenue and timing of entering into renewals of maintenance contracts with customers.
Revenue by Geographic Region
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 20%, 55% and 25% of Comverse BSS’s revenue, respectively, for the three months ended July 31, 2012 compared to approximately 19%, 57% and 24% of Comverse BSS’s revenue, respectively, for the three months ended July 31, 2011. The presentation of revenue by geographic region is based on the location of customers.
Europe continued to suffer from significant weakness in market conditions and, accordingly, European customers continued to closely monitor their costs and maintain lower levels of spending.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 22%, 46% and 32% of Comverse BSS’s revenue, respectively, for the six months ended July 31, 2012 compared to approximately 20%, 54% and 26% of Comverse BSS’s revenue, respectively, for the six months ended July 31, 2011. The presentation of revenue by geographic region is based on the location of customers.
Europe continued to suffer from significant weakness in market conditions and, accordingly, European customers continued to closely monitor their costs and maintain lower levels of spending. In addition, the decrease in Comverse BSS's revenue in Europe was impacted by changes in scope and settlements of certain customer contracts and timing of entering into renewals of maintenance contracts with customers. As a result, Comverse BSS's revenue from its European customers declined during the six months ended July 31, 2012 compared to the six months ended July 31, 2011. The increase in revenue as a percentage of total revenue for Comverse BSS in APAC was primarily attributable to an increase in revenue recognized due to continued customer acceptances in certain large-scale projects.
Foreign Currency Impact on Revenue
Our financial reporting currency is the U.S. dollar. The majority of Comverse BSS’s revenue for the three and six months ended July 31, 2012 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the British pound and the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the three months ended July 31, 2012 compared to the three months ended July 31, 2011 unfavorably impacted revenue by $3.3 million. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the six months ended July 31, 2012 compared to the six months ended July 31, 2011 unfavorably impacted revenue by $4.3 million.
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
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Cost of revenue was $42.5 million for the three months ended July 31, 2012, a decrease of $1.0 million, or 2.4%, compared to the three months ended July 31, 2011. The decrease was primarily attributable to decreases in provisions for contract loss and in material costs due to lower revenue, partially offset by lower margin projects.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Cost of revenue was $81.2 million for the six months ended July 31, 2012, a decrease of $8.3 million, or 9.2%, compared to the six months ended July 31, 2011. The decrease was primarily attributable to:

•	a $4.6 million decrease in material costs and overhead primarily due to decreased revenue and decreases in provisions for contract loss; and

•
a $3.0 million decrease in personnel-related costs principally due to workforce reductions as part of the Phase II Business Transformation. Fluctuations in foreign currency exchange rates had a favorable impact on personnel-related costs of approximately $1.4 million for the six months ended July 31, 2012.

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
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Research and development expenses, net, were $7.2 million for the three months ended July 31, 2012, a decrease of $7.7 million, or 52.0%, compared to the three months ended July 31, 2011. The decrease was primarily attributable to a $6.5 million decrease in personnel-related costs and a $1.1 million decrease in allocated overhead costs relating to research and development, both principally due to workforce reductions as part of the Phase II Business Transformation.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Research and development expenses, net, were $17.0 million for the six months ended July 31, 2012, a decrease of $14.5 million, or 46.1%, compared to the six months ended July 31, 2011. The decrease was primarily attributable to an $11.9 million decrease in personnel-related costs and a $2.3 million decrease in allocated overhead costs relating to research and development, both principally due to workforce reductions as part of the Phase II Business Transformation.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Selling, general and administrative expenses were $4.8 million for the three months ended July 31, 2012, a decrease of $1.4 million, or 23.0%, compared to the three months ended July 31, 2011. The decrease was primarily attributable to:

•
a $0.8 million decrease in agent and employee sales commissions expense principally due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse BSS pays lower commissions; and

•	a $0.5 million decrease in personnel-related costs principally due to workforce reductions as part of the Phase II Business Transformation.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Selling, general and administrative expenses were $9.5 million for the six months ended July 31, 2012, a decrease of $4.3 million, or 31.0%, compared to the six months ended July 31, 2011. The decrease was primarily attributable to:

•	a $1.6 million decrease in personnel-related costs principally due to workforce reductions as part of the Phase II Business Transformation;

•
a $1.6 million decrease in agent and employee sales commissions expense principally due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse BSS pays lower sales commissions; and

•	a $0.4 million decrease in overhead allocations related to selling, general and administrative expenses.
Segment Performance
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Segment performance was $18.7 million for the three months ended July 31, 2012 based on segment revenue of $69.1 million, representing a segment performance margin of 27.1% as a percentage of segment revenue. Segment performance was $25.4 million for the three months ended July 31, 2011 based on segment revenue of $85.5 million, representing a segment performance margin of 29.7% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in segment revenue, partially offset by a decreased in segment expenses for the three months ended July 31, 2012 compared to the three months ended July 31, 2011.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Segment performance was $27.8 million for the six months ended July 31, 2012 based on segment revenue of $126.7 million, representing a segment performance margin of 21.9% as a percentage of segment revenue. Segment performance was $37.0 million for the six months ended July 31, 2011 based on segment revenue of $160.7 million, representing a segment performance margin of 23.0% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in segment revenue, partially offset by a decrease in segment expenses for the six months ended July 31, 2012 compared to the six months ended July 31, 2011.

Comverse VAS

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$91,289	$84,105	$7,184	8.5%	$157,211	$163,580	$(6,369)	(3.9)%
Costs and expenses:
Cost of revenue	48,554	47,397	1,157	2.4%	86,799	95,690	(8,891)	(9.3)%
Research and development, net	9,830	5,587	4,243	75.9%	19,462	12,649	6,813	53.9%
Selling, general and administrative	1,725	1,256	469	37.3%	3,930	4,590	(660)	(14.4)%
Total costs and expenses	60,109	54,240	5,869	10.8%	110,191	112,929	(2,738)	(2.4)%
Income from operations	$31,180	$29,865	$1,315	4.4%	$47,020	$50,651	$(3,631)	(7.2)%
Computation of segment performance:
Total revenue	$91,289	$84,105	$7,184	8.5%	$157,211	$163,580	$(6,369)	(3.9)%
Segment revenue adjustment	—	—	—	—	—	—	—	—
Segment revenue	$91,289	$84,105	$7,184	8.5%	$157,211	$163,580	$(6,369)	(3.9)%
Total costs and expenses	$60,109	$54,240	$5,869	10.8%	$110,191	$112,929	$(2,738)	(2.4)%
Segment expense adjustments:
Compliance-related compensation and other expenses	143	35	108	N/M	916	1,236	(320)	(25.9)%
Impairment of property and equipment	—	5	(5)	N/M	—	5	(5)	N/M
Segment expense adjustments	143	40	103	N/M	916	1,241	(325)	(26.2)%
Segment expenses	59,966	54,200	5,766	10.6%	109,275	111,688	(2,413)	(2.2)%
Segment performance	$31,323	$29,905	$1,418	4.7%	$47,936	$51,892	$(3,956)	(7.6)%

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
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Revenue from Comverse VAS customer solutions was $58.2 million for the three months ended July 31, 2012, an increase of $17.9 million, or 44.3%, compared to the three months ended July 31, 2011. The increase in revenue from Comverse VAS customer solutions was primarily attributable to a number of customer acceptances of large-scale deployments of next generation voicemail products (including visual voicemail) during the three months ended July 31, 2012 with no comparable customer acceptances in the three months ended July 31, 2011 and an increase in revenue recognized upon cash collection due to increased collections from customers.
Comverse VAS maintenance revenue was $33.1 million for the three months ended July 31, 2012, a decrease of $10.7 million, or 24.4%, compared to the three months ended July 31, 2011. The decrease was primarily attributable to the timing of entering into renewals of maintenance contracts with customers and a decrease in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to a decline in installed base value.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Revenue from Comverse VAS customer solutions was $93.3 million for the six months ended July 31, 2012, an increase of $10.4 million, or 12.5%, compared to the six months ended July 31, 2011. The increase in revenue from Comverse VAS customer solutions was primarily attributable to:

•
a number of customer acceptances of large-scale deployments of next generation voicemail products (including visual voicemail) during the six months ended July 31, 2012 with no comparable customer acceptances in the six months ended July 31, 2011;

•	the timing of completion of project milestones; and

•	an increase in revenue recognized upon cash collection due to increased collections from customers.
Comverse VAS maintenance revenue was $64.0 million for the six months ended July 31, 2012, a decrease of $16.8 million, or 20.8%, compared to the six months ended July 31, 2011. The decrease was primarily attributable due to the timing of entering into renewals of maintenance contracts with customers and a decrease in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to a decline in new installed base value.
Revenue by Geographic Region
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Revenue in the Americas, EMEA and APAC represented approximately 39%, 29% and 32% of Comverse VAS’s revenue, respectively, for the three months ended July 31, 2012 compared to approximately 29%, 41% and 30% of Comverse VAS’s revenue, respectively, for the three months ended July 31, 2011. The presentation of revenue by geographic region is based on the location of customers.
The increase in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the three months ended July 31, 2012, with no comparable customer acceptances in the three months ended July 31, 2011. The decrease in revenue for Comverse VAS in EMEA was primarily attributable to timing of certain customer acceptances and completion of project milestones.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Revenue in the Americas, EMEA and APAC represented approximately 42%, 31% and 27% of Comverse VAS’s revenue, respectively, for the six months ended July 31, 2012 compared to approximately 27%, 44% and 29% of Comverse VAS’s revenue, respectively, for the six months ended July 31, 2011. The presentation of revenue by geographic region is based on the location of customers.
The increase in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the six months ended July 31, 2012, with no comparable customer acceptances in the six months ended July 31, 2011. The decrease in revenue for Comverse VAS in EMEA was primarily attributable to timing of certain customer acceptances and completion of project milestones.

Foreign Currency Impact on Revenue
Our financial reporting currency is the U.S. dollar. The majority of Comverse VAS’s revenue for the three and six months ended July 31, 2012 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro and Japanese yen. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the three months ended July 31, 2012 compared to the three months ended July 31, 2011 unfavorably impacted revenue by $0.8 million. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the six months ended July 31, 2012 compared to the six months ended July 31, 2011 favorably impacted revenue by $0.6 million.
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
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Cost of revenue was $48.6 million for the three months ended July 31, 2012, an increase of $1.2 million, or 2.4%, compared to the three months ended July 31, 2011. The increase was primarily attributable to a $2.8 million increase in material costs and overhead primarily due to lower margin projects partially offset by a $1.9 million decrease in allocation of overhead costs relating to cost of revenue.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Cost of revenue was $86.8 million for the six months ended July 31, 2012, a decrease of $8.9 million, or 9.3%, compared to the six months ended July 31, 2011. The decrease was primarily attributable to:

•
an $6.5 million decrease in personnel-related costs principally due to workforce reductions as part of the Phase II Business Transformation. Fluctuations in foreign currency exchange rates had a favorable impact on personnel-related costs of approximately $0.7 million for the six months ended July 31, 2012; and

•	a $3.3 million decrease in allocation of overhead costs relating to cost of revenue.
These decreases were partially offset by a $1.8 million increase in contractor costs recorded based on progress of projects related to customer solutions.

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
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Research and development expenses, net, were $9.8 million for the three months ended July 31, 2012, an increase of $4.2 million, or 75.9%, compared to the three months ended July 31, 2011. The increase resulted primarily from a $2.7 million increase in personnel-related costs mainly due to increased research and development headcount primarily attributable to the launch of two new services of VAS solution offerings and an increase of $1.0 million in allocated overhead costs relating to research and development expenses, net, partially offset by improved operational efficiency as part of Phase II Business Transformation.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Research and development expenses, net, were $19.5 million for the six months ended July 31, 2012, an increase of $6.8 million, or 53.9%, compared to the six months ended July 31, 2011. The increase resulted primarily from a $3.9 million increase in personnel-related costs mainly due to increased research and development headcount primarily attributable to the launch of two new services of VAS solution offerings and an increase of $1.9 million in allocated overhead costs relating to research and development, net, partially offset by improved operational efficiency as part of Phase II Business Transformation.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Selling, general and administrative expenses were $1.7 million for the three months ended July 31, 2012, an increase of $0.5 million, or 37.3%, compared to the three months ended July 31, 2011.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Selling, general and administrative expenses were $3.9 million for the six months ended July 31, 2012, a decrease of $0.7 million, or 14.4%, compared to the six months ended July 31, 2011. The decrease was primarily attributable to a $1.0 million decrease in agent and employee sales commissions expense principally due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse VAS pays lower sales commission, partially offset by a $0.5 million increase in bad debt expenses.
Segment Performance
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Segment performance was $31.3 million for the three months ended July 31, 2012 based on segment revenue of $91.3 million, representing a segment performance margin of 34.3% as a percentage of segment revenue. Segment performance was $29.9 million for the three months ended July 31, 2011 based on segment revenue of $84.1 million, representing a segment performance margin of 35.6% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses for the three months ended July 31, 2012 compared to the three months ended July 31, 2011 representing 80.3% of the increase in segment revenue for such fiscal periods.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Segment performance was $47.9 million for the six months ended July 31, 2012 based on segment revenue of $157.2 million, representing a segment performance margin of 30.5% as a percentage of segment revenue. Segment performance was $51.9 million for the six months ended July 31, 2011 based on segment revenue of $163.6 million, representing a segment performance margin of 31.7% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in segment revenue, partially offset by a decrease in segment expenses for the six months ended July 31, 2012 and the six months ended July 31, 2011.

Verint

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$212,426	$194,959	$17,467	9.0%	$409,061	$371,291	$37,770	10.2%
Costs and expenses:
Cost of revenue	75,980	69,109	6,871	9.9%	144,308	124,458	19,850	15.9%
Research and development, net	30,195	26,808	3,387	12.6%	58,598	53,176	5,422	10.2%
Selling, general and administrative	79,988	77,632	2,356	3.0%	158,909	153,413	5,496	3.6%
Total costs and expenses	186,163	173,549	12,614	7.3%	361,815	331,047	30,768	9.3%
Income from operations	$26,263	$21,410	$4,853	22.7%	$47,246	$40,244	$7,002	17.4%
Computation of segment performance:
Total revenue	$212,426	$194,959	$17,467	9.0%	$409,061	$371,291	$37,770	10.2%
Segment revenue adjustment	2,642	727	1,915	263.4%	6,246	962	5,284	N/M
Segment revenue	$215,068	$195,686	$19,382	9.9%	$415,307	$372,253	$43,054	11.6%
Total costs and expenses	$186,163	$173,549	$12,614	7.3%	$361,815	$331,047	$30,768	9.3%
Segment expense adjustments:
Stock-based compensation expense	5,922	6,641	(719)	(10.8)%	11,633	14,191	(2,558)	(18.0)%
Amortization of acquisition-related intangibles	9,679	8,100	1,579	19.5%	19,661	16,296	3,365	20.6%
Compliance-related professional fees	—	17	(17)	N/M	—	1,008	(1,008)	N/M
Strategic evaluation related cost	2,428	—	2,428	N/M	3,339	—	3,339	N/M
Acquisition-related charges	—	2,820	(2,820)	N/M	—	5,194	(5,194)	N/M
Other (1)	(4,001)	671	(4,672)	N/M	(5,760)	2,006	(7,766)	N/M
Segment expense adjustments	14,028	18,249	(4,221)	(23.1)%	28,873	38,695	(9,822)	(25.4)%
Segment expenses	172,135	155,300	16,835	10.8%	332,942	292,352	40,590	13.9%
Segment performance	$42,933	$40,386	$2,547	6.3%	$82,365	$79,901	$2,464	3.1%

(1)	Consists of changes in the fair value of contingent consideration liabilities associated with business combinations.
Revenue
Verint's product revenue consists primarily of the sale of hardware products (which include software that works together with the hardware to deliver the products' essential functionality) and licensing of software products. Verint's service and support revenue consists primarily of revenue from installation services, post-contract customer support, project management, hosting services, software as a service (or SaaS), product warranties and training services.
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Product revenue was $102.0 million for the three months ended July 31, 2012, an increase of $1.6 million, or 1.6%, compared to the three months ended July 31, 2011. The increase was attributable to an increase in product revenue of $4.8 million related to Verint's Communication Intelligence solutions due to an increase in progress realized on certain projects, some of which commenced in the previous fiscal year, and to a lesser extent, the inclusion of product revenue from an acquisition completed subsequent to July 31, 2011. In addition, there was an increase in product deliveries to customers. These increases were partially offset by a $1.9 million decrease in product revenue related to Verint's Video Intelligence solutions resulting primarily from a reduction in volume of product deliveries associated with a few large transactions, partially offset by an increase in product deliveries to other customers, in the three months ended July 31, 2012. In addition, product revenue related to Verint's Enterprise Intelligence solutions decreased by $1.4 million primarily due to a slight decrease in sales to existing and new customers during the three months ended July 31, 2012 compared to the three months ended July 31, 2011.
Service and support revenue was $110.4 million for the three months ended July 31, 2012, an increase of $15.9 million, or 16.8%, compared to the three months ended July 31, 2011. The increase was primarily attributable to an increase in service and support revenue of $12.1 million related to Verint's Enterprise Intelligence solutions due primarily to an increase in Verint's customer installed base and the related support revenue generated from this customer base during the three months ended July 31, 2012 and the inclusion of service and support revenue from acquisitions (primarily Vovici) that were consummated subsequent to July 31, 2011. In addition, service and support revenue related to Verint's Communication Intelligence solutions increased $3.7 million primarily due to the progress realized during the three months ended July 31, 2012 on certain projects, some of which commenced in the previous fiscal year as well as an increase in the customer installed base.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Product revenue was $194.0 million for the six months ended July 31, 2012, an increase of $10.3 million, or 5.6%, compared to the six months ended July 31, 2011. The increase was primarily attributable to an increase in product revenue of $11.5 million related to Verint's Communication Intelligence solutions due to an increase in progress realized on certain projects, some of which commenced in the previous fiscal year, and to a lesser extent, the inclusion of product revenue from an acquisition that was completed subsequent to July 31, 2011. In addition, there was an increase in product deliveries to customers. Product revenue related to Verint's Enterprise Intelligence solutions increased $2.0 million due to growth of sales to existing and new customers in the six months ended July 31, 2012 compared to the six months ended July 31, 2011. These increases were partially offset by a $3.3 million decrease in product revenue from Verint's Video Intelligence solutions primarily due to a reduction in volume of product deliveries associated with a few large transactions, partially offset by an increase in product deliveries to other customers, in the six months ended July 31, 2012.
Service and support revenue was $215.1 million for the six months ended July 31, 2012, an increase of $27.5 million, or 14.7%, compared to the six months ended July 31, 2011. The increase was primarily attributable to an increase in service and support revenue of $21.3 million related to Verint's Enterprise Intelligence solutions primarily due to an increase in Verint's customer installed base and the related support revenue generated from this customer base during the six months ended July 31, 2012 and the inclusion of service and support revenue from acquisitions (primarily Vovici) that were consummated subsequent to July 31, 2011. In addition, service and support revenue related to Verint's Communication Intelligence solutions increased $6.1 million primarily due to the progress realized during the six months ended July 31, 2012 on certain projects, some of which commenced in the previous fiscal year as well as an increase in the customer installed base.
Revenue by Geographic Region
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Revenue in the Americas, EMEA and APAC represented approximately 57%, 24% and 19% of Verint's total revenue, respectively, for the three months ended July 31, 2012 compared to approximately 54%, 27% and 19% , respectively, for the three months ended July 31, 2011.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Revenue in the Americas, EMEA and APAC represented approximately 54%, 25% and 21% of Verint's total revenue, respectively, for the six months ended July 31, 2012 compared to approximately 52%, 27% and 21%, respectively, for the six months ended July 31, 2011.
Cost of Revenue
Cost of revenue consists of product costs and service costs. Verint's product cost of revenue consists primarily of (i) hardware material costs, royalties due to third parties for software components that are embedded in the software solutions, amortization of capitalized software development costs, personnel-related costs associated with Verint's global operations, facility costs and other allocated overhead expenses, (ii) contractor and consulting costs, travel expenses, in each case, relating to resources dedicated to project management and associated product delivery and (iii) amortization of acquired technology and backlog, which consists of amortization of technology assets and customer backlog acquired in connection with business combinations. Verint's service cost of revenue primarily consists of personnel-related costs, contractor costs, travel expenses relating to installation, training, consulting, and maintenance services, stock-based compensation expenses, facility costs and other overhead expenses.
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Product cost of revenue was $40.0 million for three months ended July 31, 2012, an increase of $4.1 million, or 11.4%, compared to the three months ended July 31, 2011. Verint's overall product margins decreased in the three months ended July 31, 2012 compared to the three months ended July 31, 2011, primarily as a result of change in product mix and a higher royalty expense in connection with a large transaction. Product costs for the three months ended July 31, 2012 and 2011 included amortization of acquired technology and backlog of $3.6 million and $2.7 million, respectively. The increase in amortization was primarily attributable to an increase in amortization expense of technology-based intangible assets acquired in business combinations completed subsequent to the three months ended July 31, 2011.
Service cost of revenue was $36.0 million for the three months ended July 31, 2012, an increase of $2.7 million, or 8.1%, compared to three months ended July 31, 2011. The increase was primarily attributable to a $1.6 million increase in personnel-related costs primarily due to an increase in employee headcount required to deliver increased implementation services and a $1.4 million increase in contractor costs due to increased use of contractors resulting primarily from product mix and geographical locations of implementation services. Verint's overall service margins increased slightly in the three months ended July 31, 2012 compared to the three months ended July 31, 2011.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Product cost of revenue was $74.7 million for the six months ended July 31, 2012, an increase of $13.6 million, or 22.3%, compared to the six months ended July 31, 2011. Verint's overall product margins decreased in the six months ended July 31, 2012 compared to the six months ended July 31, 2011, primarily as a result of a change in product mix and a higher royalty expense in connection with a large transaction, which adversely impacted Verint's product margins for the three months ended July 31, 2012. Product costs for the six months ended July 31, 2012 and 2011 included amortization of acquired technology and backlog of $7.4 million and $5.3 million, respectively. The increase in amortization was primarily attributable to an increase in amortization expense of technology-based intangible assets acquired in business combinations completed subsequent to the six months ended July 31, 2011.
Service cost of revenue was $69.6 million for the six months ended July 31, 2012, an increase of $6.2 million, or 9.8%, compared to six months ended July 31, 2011. The increase was primarily attributable to a $5.2 million increase in personnel-related costs primarily due to an increase in employee headcount required to deliver increased implementation services and a $2.0 million increase in contractor costs due to increased use of contractors resulting from product mix and geographical locations of implementation services. Verint's overall service margins increased slightly in the six months ended July 31, 2012 compared to the six months ended July 31, 2011.
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
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Research and development expenses, net were $30.2 million for the three months ended July 31, 2012, an increase of $3.4 million, or 12.6%, compared to the three months ended July 31, 2011. The increase was primarily attributable to a $2.8 million increase in personnel-related costs due to an increase in employee headcount and increases in employee salaries and a $0.9 million decrease in research and development reimbursements from government programs approved by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Research and development expenses, net were $58.6 million for the six months ended July 31, 2012, an increase of $5.4 million, or 10.2%, compared to the six months ended July 31, 2011. The increase was primarily attributable to a $5.6 million increase in personnel-related costs due to an increase in employee headcount and increases in employee salaries. The increase was partially offset by a $0.4 million decrease in stock-based compensation resulting from a decrease in the number of outstanding stock based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units, compared to the six months ended July 31, 2011, in each case associated with Verint's research and development employees.
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
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Selling, general, and administrative expenses were $80.0 million for the three months ended July 31, 2012, an increase of $2.4 million, or 3.0%, compared to the three months ended July 31, 2011. The increase was primarily attributable to:

•	a $3.2 million increase in personnel-related costs, primarily due to an increase in employee headcount and increases in employee salaries;

•	a $2.4 million increase in strategic evaluation related costs consisting of professional fees primarily incurred in connection with the Verint Merger;

•
a $1.7 million increase in contractor costs primarily due to increased use of contractors for internal support activities, and to a lesser extent, increased use of contractors resulting from prior-year acquisitions; and

•	a $0.6 million increase in amortization of intangible assets associated with business combinations completed subsequent to the three months ended July 31, 2011.
These increases were partially offset by a $4.4 million decrease in the change in fair value of Verint's obligations under contingent consideration arrangements.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Selling, general, and administrative expenses were $158.9 million for the six months ended July 31, 2012, an increase of $5.5 million, or 3.6%, compared to the six months ended July 31, 2011. The increase was primarily attributable to:

•	a $9.1 million increase in personnel-related costs, primarily due to an increase in employee headcount and increases in employee salaries;

•
a $3.1 million increase in contractor costs primarily due to increased use of contractors for internal support activities, and to a lesser extent, increased use of contractors resulting from prior-year acquisitions;

•	a $2.3 million increase in strategic evaluation related costs consisting of professional fees incurred primarily in connection with the Verint Merger;

•	a $1.3 million increase in sales commission due to increased revenue; and

•	a $1.3 million increase in amortization of intangible assets associated with business combinations completed subsequent to the three months ended July 31, 2011.
These increases were partially offset by a $9.4 million net decrease in the change in fair value of Verint's obligations under contingent consideration arrangements and a $1.8 million decrease in stock-based compensation expense primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the six months ended July 31, 2011.
Foreign Currency Effect on Operating Results
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. In the three months ended July 31, 2012 compared to the three months ended July 31, 2011, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint's business resulted in decreases in Verint's revenue, cost of revenue and operating expenses on a dollar-denominated basis. Had foreign exchange rates remained constant in these periods, Verint's revenue would have been approximately $6.4 million higher and its cost of revenue and operating expenses would have been approximately $7.2 million higher, which would have resulted in a decrease of approximately $0.8 million in income from operations for three months ended July 31, 2012.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. In the six months ended July 31, 2012 compared to the six months ended July 31, 2011, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint's business resulted in decreases in Verint's revenue, cost of revenue and operating expenses on a dollar-denominated basis. Had foreign exchange rates remained constant in these periods, Verint's revenue would have been approximately $8.6 million higher and its cost of revenue and operating expenses would have been approximately $9.9 million higher, which would have resulted in a decrease of approximately $1.3 million in income from operations for six months ended July 31, 2012.
Segment Performance
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Segment performance was $42.9 million for the three months ended July 31, 2012 based on segment revenue of $215.1 million, representing a segment performance margin of 20.0% as a percentage of segment revenue. Segment performance was $40.4 million for the three months ended July 31, 2011 based on segment revenue of $195.7 million, representing a segment performance margin of 20.6% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses partially offset by an increase in segment revenue for the three months ended July 31, 2012 compared to the three months ended July 31, 2011.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Segment performance was $82.4 million for the six months ended July 31, 2012 based on segment revenue of $415.3 million, representing a segment performance margin of 19.8% as a percentage of segment revenue. Segment performance was $79.9 million for the six months ended July 31, 2011 based on segment revenue of $372.3 million, representing a segment performance margin of 21.5% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the increase in segment expenses partially offset by an increase in segment revenue for the six months ended July 31, 2012 compared to the six months ended July 31, 2011.

All Other

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$10,885	$12,479	$(1,594)	(12.8)%	$25,033	$21,567	$3,466	16.1%
Costs and expenses:
Cost of revenue	12,125	22,154	(10,029)	(45.3)%	30,570	36,332	(5,762)	(15.9)%
Research and development, net	2,808	2,481	327	13.2%	2,419	4,558	(2,139)	(46.9)%
Selling, general and administrative	41,738	48,847	(7,109)	(14.6)%	96,222	109,632	(13,410)	(12.2)%
Other operating expenses	427	1,963	(1,536)	(78.2)%	1,107	13,050	(11,943)	(91.5)%
Total costs and expenses	57,098	75,445	(18,347)	(24.3)%	130,318	163,572	(33,254)	(20.3)%
Loss from operations	$(46,213)	$(62,966)	$16,753	(26.6)%	$(105,285)	$(142,005)	$36,720	(25.9)%
Computation of segment performance:
Total revenue	$10,885	$12,479	$(1,594)	(12.8)%	$25,033	$21,567	$3,466	16.1%
Segment revenue adjustment	—	—	—	—	—	—	—	—
Segment revenue	$10,885	$12,479	$(1,594)	(12.8)%	$25,033	$21,567	$3,466	16.1%
Total costs and expenses	$57,098	$75,445	$(18,347)	(24.3)%	$130,318	$163,572	$(33,254)	(20.3)%
Segment expense adjustments:
Stock-based compensation expense	3,151	1,590	1,561	98.2%	5,463	5,014	449	9.0%
Compliance-related professional fees	149	9,467	(9,318)	N/M	157	27,873	(27,716)	N/M
Compliance-related compensation and other expenses	244	1,835	(1,591)	(86.7)%	(41)	604	(645)	(106.8)%
Strategic evaluation related costs	7,451	2,904	4,547	N/M	11,345	3,124	8,221	N/M
Impairment of property and equipment	13	24	(11)	(45.8)%	35	152	(117)	(77.0)%
Litigation settlements and related costs	(13)	3	(16)	N/M	(243)	562	(805)	N/M
Restructuring	427	1,963	(1,536)	(78.2)%	1,107	13,050	(11,943)	(91.5)%
Other	(35)	(19)	(16)	84.2%	(208)	(29)	(179)	N/M
Segment expense adjustments	11,387	17,767	(6,380)	(35.9)%	17,615	50,350	(32,735)	(65.0)%
Segment expenses	45,711	57,678	(11,967)	(20.7)%	112,703	113,222	(519)	(0.5)%
Segment performance	$(34,826)	$(45,199)	$10,373	22.9%	$(87,670)	$(91,655)	$3,985	4.3%
Revenue
All Other revenue for the three months ended July 31, 2012 and 2011 includes revenue generated primarily by Comverse MI and Comverse’s Netcentrex operations (or Netcentrex).
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. All Other revenue was $10.9 million for the three months ended July 31, 2012, a decrease of $1.6 million, or 12.8%, compared to the three months ended July 31, 2011. The decrease was primarily attributable to revenue decreases at Netcentrex and Comverse MI of $2.3 million and $0.3 million, respectively, partially offset by a $1.0 million increase from other miscellaneous operations. For the three months ended July 31, 2012 and 2011, Comverse MI's total revenue were $5.5 million and $5.8 million, respectively, and Netcentrex' total revenue were $3.9 million and $6.2 million, respectively.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. All Other revenue was $25.0 million for the six months ended July 31, 2012, an increase of $3.5 million, or 16.1%, compared to the six months ended July 31, 2011. The increase was primarily attributable to revenue increases at Comverse MI and other miscellaneous operations of $2.1 million and $2.4 million, respectively, partially offset by a $1.0 million revenue decrease at Netcentrex. For the six months ended July 31, 2012 and 2011, Comverse MI's total revenue were $11.9 million and $9.8 million, respectively, and Netcentrex' total revenue were $9.8 million and $10.8 million, respectively.

Cost of Revenue
All Other cost of revenue for the three months ended July 31, 2012 and three months ended July 31, 2011 was attributable to Comverse, including Comverse MI and Netcentrex. Cost of revenue attributable to Comverse includes shared services costs associated with percentage of completion projects attributable to Comverse’s operations, including Comverse BSS and Comverse VAS.
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Cost of revenue was $12.1 million for the three months ended July 31, 2012, a decrease of $10.0 million, or 45.3%, compared to the three months ended July 31, 2011. The decrease was primarily attributable to:

•	a $4.9 million decrease in material costs and overhead primarily due to decreased revenue and higher project margins; and

•
a $3.8 million decrease in personnel-related costs relating to employees, whose personnel-related costs were included in All Other for the three months ended July 31, 2011 and were transferred to specific projects at the Comverse BSS and Comverse VAS segments for the three months ended July 31, 2012.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Cost of revenue was $30.6 million for the six months ended July 31, 2012, a decrease of $5.8 million, or 15.9%, compared to the six months ended July 31, 2011. The decrease was primarily attributable to:

•
a $4.0 million decrease in personnel-related costs relating to employees, whose personnel-related costs were included in All Other for the six months ended July 31, 2011 and were transferred to specific projects at the Comverse BSS and Comverse VAS segments for the six months ended July 31, 2012; and

•	a $ 1.4 million decrease in contractor costs.
Research and Development, Net
Research and development expenses, net include expenses incurred by Comverse. Research and development expenses, net attributable to Comverse include expenses incurred by Comverse’s global corporate functions in connection with shared services provided to Comverse’s operations, including Comverse BSS and Comverse VAS.
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Research and development expenses, net, were $2.8 million for the three months ended July 31, 2012, an increase of $0.3 million, or 13.2%, compared to the three months ended July 31, 2011.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Research and development expenses, net, were $2.4 million for the six months ended July 31, 2012, a decrease of $2.1 million, or 46.9%, compared to the six months ended July 31, 2011. The decrease was primarily attributable to a decrease in allocated overhead costs relating to research and development.
Selling, General and Administrative
Selling, general and administrative expenses include expenses incurred by Comverse, CTI’s holding company operations and other insignificant operations. Selling, general and administrative attributable to Comverse include expenses incurred by Comverse’s global corporate functions in connection with shared services provided to Comverse’s operations, including Comverse BSS and Comverse VAS.
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Selling, general and administrative expenses were $41.7 million for the three months ended July 31, 2012, a decrease of $7.1 million, or 14.6%, compared to the three months ended July 31, 2011. The decrease was primarily attributable to:

•
a $9.3 million decrease in compliance-related professional fees related to CTI and Comverse in connection with CTI's efforts to become current in its periodic reporting obligations under the federal securities laws; and

•
a $2.6 million decrease in professional fees primarily to outside accounting consulting firms and other external consultants that provide assistance to our finance and accounting personnel in respect of the preparation and timely filing of periodic reports.

These decreases were partially offset by:

•	a $4.5 million increase in strategic evaluation related costs; and

•	a $1.2 million increase in agent and employee sales commissions due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse pays higher commissions.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Selling, general and administrative expenses were $96.2 million for the six months ended July 31, 2012, a decrease of $13.4 million, or 12.2%, compared to the six months ended July 31, 2011. The decrease was primarily attributable to:

•
a $27.7 million decrease in compliance-related professional fees related to CTI and Comverse in connection with CTI's efforts to become current in its periodic reporting obligations under the federal securities laws; and

•	a $5.3 million decrease in personnel-related costs primarily due to workforce reductions at CTI and Comverse.
These decreases were partially offset by:

•	an $8.2 million increase in strategic evaluation related costs;

•
a $5.5 million increase in agent and employee sales commissions due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse pays higher commissions;

•
a $5.4 million increase in professional fees primarily to outside accounting consulting firms and other external consultants that provide assistance to our finance and accounting personnel in respect of the preparation and timely filing of periodic reports; and

•	a $1.4 million increase in marketing and traveling expenses.
Other Operating Expense
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Other operating expenses were $0.4 million for the three months ended July 31, 2012, a decrease of $1.5 million, or 78.2% compared to the three months ended July 31, 2011 due to lower restructuring charges.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Other operating expenses were $1.1 million for the six months ended July 31, 2012, a decrease of $11.9 million, or 91.5%, compared to the six months ended July 31, 2011 due to lower restructuring charges.
Loss from Operations
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Loss from operations was $46.2 million for the three months ended July 31, 2012, a decrease in loss of $16.8 million, or 26.6%, compared to the three months ended July 31, 2011. For the three months ended July 31, 2012 and 2011, Comverse MI had income from operations of $0.2 million and $0.1 million, respectively. Netcentrex had income from operations of $0.6 million for the three months ended July 31, 2012 compared to a loss of $2.0 million for the three months ended July 31, 2011.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Loss from operations was $105.3 million for the six months ended July 31, 2012, a decrease in loss of $36.7 million, or 25.9%, compared to the six months ended July 31, 2011. For the six months ended July 31, 2012 and 2011, Comverse MI had loss from operations of $0.1 million and $1.8 million, respectively. Netcentrex had income from operations of $1.9 million for the six months ended July 31, 2012 compared to a loss of $3.4 million for the six months ended July 31, 2011.
Segment Performance
Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Segment performance was a $34.8 million loss for the three months ended July 31, 2012, a decrease in loss of $10.4 million, or 22.9%, compared to the three months ended July 31, 2011. The decrease in loss was attributable to a decrease in segment expenses partially offset by a decrease in segment revenue.
Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Segment performance was a $87.7 million loss for the six months ended July 31, 2012, a decrease in loss of $4.0 million, or 4.3%, compared to the six months ended July 31, 2011. The decrease in loss was attributable to an increase in segment revenue and a slight decrease in segment expenses.

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
During the six months ended July 31, 2012, our principal uses of liquidity were to fund operating expenses, make capital expenditures, pay significant strategic evaluation related costs and pay significant professional fees and other expenses in connection with our efforts to continue to meet our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly in the six months ended July 31, 2012 compared to the six months ended July 31, 2011 and we expect these expenses to continue to decline in subsequent fiscal periods as we continue to file timely periodic reports, improve internal controls and expand our financial reporting and analysis capabilities.

Financial Condition of CTI and Comverse
Cash and Cash Equivalents
As of July 31, 2012, CTI and Comverse had cash, cash equivalents, bank time deposits and restricted cash of approximately $278.9 million, compared to approximately $307.6 million as of April 30, 2012.
During the three months ended July 31, 2012, CTI and Comverse made the following significant disbursements:

•	approximately $6.5 million paid for professional fees and other expenses in connection with our evaluation of strategic alternatives; and

•	approximately $2.3 million in restructuring payments at Comverse.
In addition, during the three months ended July 31, 2012, CTI’s holding company operations and Comverse experienced negative cash flows from operations.
Restricted Cash
Restricted cash aggregated $37.6 million and $38.1 million as of July 31, 2012 and April 30, 2012, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, foreign currency transactions in the ordinary course of business and pending tax judgments.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs, including capital expenditures, of CTI and Comverse for at least the next 12 months.
Management’s current forecast is based upon a number of assumptions including, among others: continued implementation of initiatives to reduce operating costs; restricted cash and bank time deposits in amounts consistent with current levels; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; increase in strategic evaluation related costs; reductions in compliance-related costs and other professional fees; and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” of the 2011 Form 10-K and in Part II, Item 1A, "Risk Factors" of each of our Q1 2012 Form 10-Q and this Quarterly Report materialize, CTI and Comverse may experience a shortfall in the cash required to support working capital needs.

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
Cash Flows
Six Months Ended July 31, 2012 Compared to Six Months Ended July 31, 2011

	Six Months Ended July 31,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(45,037)	$(80,018)
Net cash used in investing activities	(10,159)	(9,854)
Net cash used in financing activities	(9,642)	(3,385)
Net cash (used in) provided by discontinued operations	(3,140)	4,509
Effects of exchange rates on cash and cash equivalents	(3,157)	8,048
Net decrease in cash and cash equivalents	(71,135)	(80,700)
Cash and cash equivalents, beginning of period including cash of discontinued operations	515,637	581,390
Cash and cash equivalents, end of period including cash of discontinued operations	444,502	500,690
Less: Cash and cash equivalents of discontinued operations, end of period	(29,349)	(24,985)
Cash and cash equivalents, end of period	$415,153	$475,705

Operating Cash Flows
Our operating cash flows vary significantly from period to period based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the six months ended July 31, 2012, we used net cash of $45.0 million from operating activities. Net cash provided by operating activities was primarily attributable to:

•	the recognition of deferred revenue for which the related cash was previously received;

•	an increase in accounts receivables;

•	cash used to settle previously recognized accounts payable and accrued expenses; and

•	a net loss from continuing operations for the six months ended July 31, 2012.
Such cash used in operating activities was partially offset by non-cash charges, a decrease in deferred cost of revenue and decrease in prepaid expenses and other current assets.

Investing Cash Flows
During the six months ended July 31, 2012, net cash used in investing activities was $10.2 million. Net cash used in investing activities was primarily attributable to $11.8 million of cash used for capital expenditures, including capitalization of software development costs offset by $1.8 million of net change in restricted cash and bank time deposits.

Financing Cash Flows
During the six months ended July 31, 2012, net cash used in financing activities was $9.6 million. Net cash used in financing activities is primarily attributable to (i) $5.1 million of cash used to make payments under contingent consideration agreements related to prior business combinations, (ii) $3.5 million of cash used primarily to make payments under Verint's term loan facility and (iii) $2.2 million of cash used to repurchase stock of CTI and Verint from certain directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in the U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound. For the six months ended July 31, 2012, the fluctuation in foreign currency exchange rates had a unfavorable impact of $3.2 million on cash and cash equivalents primarily due to the strengthening of the U.S. dollar relative to the major foreign currencies we held during such period.
Sale of Starhome
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into the Starhome Share Purchase Agreement with Fortissimo pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome.
Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders are expected to receive aggregate cash proceeds of approximately $80.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million will be held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months (less any claims made on or prior to such date) and the remainder released after 24 months. We are expected to receive aggregate net cash consideration (including amounts deposited in escrow at closing) of approximately $37.4 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million.
Completion of the Starhome Disposition is subject to customary conditions, including antitrust filings and approvals. The Starhome Disposition is expected to close in October 2012. If the closing of the Starhome Disposition does not occur by October 19, 2012, either the Starhome shareholders or Fortissimo may terminate the Starhome Share Purchase Agreement; provided, that the Starhome Share Purchase Agreement may not be terminated by Fortissimo before December 31, 2012 in the event that a creditor objects to the consummation of the Starhome Disposition and notice has been given that Starhome intends to contest such objection.
It is a condition to the Verint Merger that CTI dispose of its interest in Starhome prior to the consummation of the merger. As a result, if the Starhome Disposition does not close by October 19, 2012, CTI will contribute its interest in Starhome to Comverse prior to the completion of the share distribution in order to ensure it can meet the conditions to the Verint Merger. In addition, CTI is currently evaluating the contribution of its interest in Starhome, including CTI's rights and obligations under the Starhome Share Purchase Agreement, to Comverse prior to the October 19, 2012 termination date. For more information, see note 9 to the condensed consolidated financial statements included in this Quarterly Report.
Merger of CTI and Verint
The Verint Merger Agreement provides certain termination rights to both Verint and CTI, including the failure of the share distribution or a Comverse disposition to occur by April 30, 2013, and further provides that in connection with the termination of the Verint Merger Agreement under specified circumstances, Verint may be required to pay CTI, or CTI may be required to pay Verint, a fee of $10.0 million and/or such party's out-of-pocket expenses.
In addition, CTI has agreed to place $25.0 million in cash in escrow to support indemnification claims to the extent made against Comverse by CTI and its affiliates (including Verint after the Verint Merger), and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger will be released to Comverse. The escrow funds cannot be used for claims related to the Israeli optionholder suit.

Share Distribution Capital Contribution to Comverse
Upon completion of the share distribution, we expect that CTI will contribute to Comverse cash, certain assets and all indebtedness payable by Comverse to CTI. The amount of cash and assets to be contributed is currently being evaluated by management to ensure the capital adequacy of CTI and Comverse following the share distribution. The cash contribution will include $32.4 million of net cash consideration expected to be received by CTI upon consummation of the Starhome Disposition and $5.0 million to be held in escrow pursuant to the terms of the Starhome Share Purchase Agreement.
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
On April 29, 2011, Verint entered into a credit agreement (referred to as the credit agreement) with a group of lenders and Credit Suisse AG, as administrative agent and collateral agent for the lenders (referred to in such capacities as the agent), and concurrently terminated the prior facility.
The credit agreement provides for $770.0 million of secured senior credit facilities, comprised of a $600.0 million term loan maturing in October 2017 (referred to as the term loan facility) and a $170.0 million revolving credit facility maturing in April 2016 (referred to as the revolving credit facility), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the credit agreement.
The majority of the term loan facility proceeds were used to repay all $583.2 million of outstanding term loan borrowings under the prior facility at the closing date of the credit agreement. There were no outstanding borrowings under the prior revolving credit facility at the closing date.
The credit agreement included an original issuance term loan facility discount of 0.50%, or $3.0 million, resulting in net term loan facility proceeds of $597.0 million. This discount is being amortized as interest expense over the term of the term loan facility using the effective interest method.
As of July 31, 2012, Verint had $594.0 million of gross outstanding borrowings under the term loan facility and no outstanding borrowings under the revolving credit facility, all of which was available as of that date.
Loans under the credit agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at Verint’s election:

•
in the case of Eurodollar loans, the Adjusted London Interbank Offered (or LIBO) Rate plus 3.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the credit agreement), and

•
in the case of base rate loans, the Base Rate plus 2.25% (or if Verint’s corporate ratings are at least BB- and Ba3 or better, 2.00%). The “Base Rate” is the greatest of (i) the agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the credit agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

Verint is required to pay a commitment fee equal to 0.50% per annum on the unused portion of the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees.
The credit agreement requires Verint to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the credit agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the credit agreement.
Verint Systems’ obligations under the credit agreement are guaranteed by substantially all of Verint’s domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes and are secured by security interests in substantially all assets of Verint and its guarantor subsidiaries, subject to certain exceptions. Verint’s obligations under the credit agreement are not guaranteed by CTI and are not secured by any of CTI’s assets.

The credit agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the credit agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The credit agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (or EBITDA) (each as defined in the credit agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1.00 and, thereafter, of no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of July 31, 2012, Verint was in compliance with such requirements. As of July 31, 2012, Verint’s consolidated leverage ratio was approximately 2.6 to 1.0 compared to a permitted consolidated leverage ratio of 5.00 to 1.00, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by at least $80.0 million.
The credit agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the lenders within certain periods after the end of each fiscal year and quarter.
The credit agreement provides for customary events of default with corresponding grace periods including failure to pay principal or interest under the credit agreement when due, failure to comply with covenants, any representation or warranty made by Verint proving to be inaccurate in any material respect, defaults under certain other indebtedness of Verint or its subsidiaries, a change of control (as defined in the credit agreement) of Verint, and certain insolvency or receivership events affecting Verint or its significant subsidiaries. Upon an event of default, all of Verint’s indebtedness under the credit agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the credit agreement may be terminated. For more information on our indebtedness, see note 9 to the condensed consolidated financial statements included in this Quarterly Report.
Other Verint Indebtedness
In connection with a Verint business combination completed during the three months ended October 31, 2011, Verint assumed approximately $3.3 million of development bank and government debt in the Americas region. This debt is payable in periods through February 2017 and bears interest at varying rates. As of July 31, 2012, the majority of this debt bears interest at an annual rate of 7.00%. The carrying value of this debt was approximately $2.4 million as of July 31, 2012.
Convertible Debt Obligations
As of July 31, 2012 and January 31, 2012, CTI had $2.2 million aggregate principal amount of outstanding convertible debt obligations (referred to as the Convertible Debt Obligations). The Convertible Debt Obligations are not secured by any of our assets and are not guaranteed by any of CTI’s subsidiaries.
In September 2012, CTI's Board authorized the redemption of all CTI's outstanding convertible debt obligations. The redemption price is equal to 100% of the principal amount of such convertible debt obligations. The redemption is expected to be completed in the fiscal quarter ending October 31, 2012.
Comverse Ltd. Lines of Credit
As of July 31, 2012 and January 31, 2012, Comverse Ltd., a wholly-owned Israeli subsidiary of Comverse, Inc., had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of July 31, 2012 and January 31, 2012, Comverse Ltd. had utilized $17.5 million and $17.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of July 31, 2012 and January 31, 2012, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of LIBOR plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of July 31, 2012 and January 31, 2012, Comverse Ltd. had no outstanding borrowings under the line of credit. As of July 31, 2012 and January 31, 2012, Comverse Ltd. had utilized $7.0 million and $3.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
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
During the six months ended July 31, 2012, we recorded and paid severance and facility-related costs attributable to existing restructuring initiatives of $1.1 million and $3.5 million, respectively. The remaining costs of $1.2 million related to existing restructuring initiatives are expected to be substantially paid by January 31, 2013. For additional information relating to our financial obligations in respect of restructuring initiatives, see note 8 to the condensed consolidated financial statements.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of July 31, 2012 and January 31, 2012, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $63.0 million as of July 31, 2012, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2014.
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
We operate our business internationally. A significant portion of our cash and cash equivalents are held outside of the United States by various foreign subsidiaries. As of July 31, 2012 and January 31, 2012, cash and cash equivalents held by our foreign subsidiaries was $248.0 million and $275.7 million, respectively. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.
In addition, Verint is party to a credit agreement that contains certain restrictive covenants which, among other things, preclude Verint Systems from paying cash dividends and limit its ability to make asset distributions to its stockholders, including CTI.
Investment in Verint Systems’ Preferred Stock
On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through July 31, 2012 and January 31, 2012, cumulative, undeclared dividends on the preferred stock were $65.9 million and $59.0 million, respectively. As of July 31, 2012 and January 31, 2012, the liquidation preference of the preferred stock was $358.9 million and $352.0 million, respectively.
Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of July 31, 2012 and January 31, 2012, the preferred stock could be converted into approximately 11.0 million and 10.8 million shares of Verint Systems’ common stock, respectively.
Under the terms of the Verint Merger Agreement, each holder of CTI common shares at the effective time of the Verint Merger would receive, among other consideration, the right to receive its pro rata portion of new shares of Verint Systems' common stock issuable upon conversion of the preferred stock held by CTI at the effective time of the Verint Merger at a conversion price of $32.66. Each outstanding share of the preferred stock held by CTI will be canceled at the completion of the Verint Merger and each outstanding share of preferred stock not held by CTI will be converted into shares of Verint's common stock.
Under the Verint Merger Agreement, the parties have agreed that the Verint Merger and the other transactions contemplated by the Verint Merger Agreement will not constitute fundamental change events under the terms of the preferred stock.
Contingent Payments Associated with Business Combinations
In connection with certain of Verint’s business combinations, Verint has agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates.
Although Verint did not complete any business combinations during the six months ended July 31, 2012, Verint completed seven business combinations during the year ended January 31, 2012, all of which included contingent cash consideration arrangements. For more information, see note 5 to the condensed consolidated financial statements included in this Quarterly Report.
As of July 31, 2012, potential future cash payments under these arrangements aggregated $69.1 million, the estimated fair value of which was $25.2 million, of which $13.0 million is included within “Accounts payable and accrued expenses,” and $12.2 million is included within “Other long-term liabilities.” The performance periods associated with these potential payments extend through January 2015.
OFF-BALANCE SHEET ARRANGEMENTS
As of July 31, 2012, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2012. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2012, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K.
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
We do not believe that there were any significant changes in our critical accounting policies and estimates during the six months ended July 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED
For information related to recent accounting pronouncements to be implemented, see note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2011 Form 10-K, filed with the SEC on April 2, 2012, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the three months ended July 31, 2012

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the fiscal quarter ended July 31, 2012. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (referred to as the 2011 Form 10-K), our disclosure controls and procedures were not effective as of July 31, 2012.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, continuing to implement remedial actions as outlined in Item 9a of our 2011 Form 10-K. We have adopted, and are in the process of implementing certain remedial measures that we believe will enable us to address our material weakness by January 31, 2013. Furthermore, during the fiscal quarter ended July 31, 2012, we appointed a new Chief Financial Officer and Chief Accounting Officer for Comverse, our wholly-owned subsidiary. Comverse's new Chief Financial Officer assumed the duties of such position from CTI's Interim Chief Financial Officer. CTI's Interim Chief Financial Officer continues to serve in such capacity.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our legal proceedings, see note 21 to the condensed consolidated financial statements included in this Quarterly Report. Except as set forth below, there have been no material developments in the legal proceedings previously reported in our 2011 Form 10-K.
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
Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI's negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties' ability to investigate and assert the unique facts, claims and defenses in these cases. On April 4, 2012, plaintiffs filed a motion to lift the stay based on the resolution of the actions in the United States. On May 7, 2012, the court lifted the stay, and the plaintiffs have filed an amended complaint and motion to certify a class of plaintiffs in a single consolidated class action. The defendants' deadline to respond is October 24, 2012. On July 13, 2012, plaintiffs filed a motion seeking an order that CTI hold back $150 million in assets as a reserve to satisfy any potential damage awards that may be awarded in this case, but does not seek to enjoin the share distribution. We do not believe that the motion has merit. On July 25, 2012, the court ordered that CTI's deadline to respond is September 20, 2012, and that the court will not rule on the motion until after it rules on plaintiffs' motion to certify a class of plaintiffs. On August 16, 2012, plaintiffs filed a motion for leave to appeal the court's order to the Israeli Supreme Court.
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
Additional cases have been filed by individual plaintiffs similarly seeking to recover damages up to an aggregate of $3.5 million allegedly incurred as a result of the inability to exercise certain stock options. The cases generally allege the same causes of actions alleged in the potential class action discussed above.

ITEM 1A.	RISK FACTORS
Investors should carefully consider, in connection with the other information in this Quarterly Report, the factors discussed below, and in Part I, "Item 1A. Risk Factors" on pages 28 through 49 of our 2011 Form 10-K and in Part II, "Item 1A. Risk Factors" on pages 70 and 71 of our Q1 2012 Form 10-Q.  The risk factors discussed below supplement, provide update to, or amend and restate, the risk factors included in our 2011 Form 10-K and Q1 2012 Form 10-Q.
If the share distribution is approved by CTI's shareholders but the share distribution or a Comverse disposition does not occur by April 30, 2013, Verint may terminate the Verint Merger Agreement, and if so terminated (i) Verint will have the right to purchase an amount of shares of the Verint preferred stock (or, if necessary, shares of Verint common stock) owned by CTI that would cause CTI to cease being a majority controlling shareholder of Verint and (ii) we would be subject to the Additional Restrictions.
In the event that the Verint Merger Agreement is terminated as a result of either (a) the share distribution not occurring prior to April 30, 2013 for any reason whatsoever other than the failure to obtain CTI shareholder approval at a special meeting prior to that date or (b) CTI knowingly or deliberately breaching (and such breach remains uncured for 30 days) in any material respect its representations, warranties or covenants under the Verint Merger Agreement (either of such events being referred to as a Trigger Event), Verint would have the right to repurchase for cash from us a number of our shares of Verint preferred stock

(or, if necessary, shares of Verint common stock) that would reduce our ownership of Verint voting securities to below a majority of the issued and outstanding voting securities of Verint (referred to as the Verint Call Option). In addition, if a Trigger Event occurs, for a period of 18 months thereafter, CTI would be subject to the Additional Restrictions, which include not being able to nominate more than two directors to Verint's board of directors, being subject to other limitations on the voting of its Verint stock and being prohibited from acquiring any additional shares of Verint stock. This may have material and adverse consequences to CTI and its shareholders, including, but not limited to, the following:

•
Loss of Control of Verint: Because CTI currently owns a majority of Verint's common stock (assuming conversion of our preferred stock), it holds a majority of the voting power for the election of Verint's board of directors, subject to the Cadian Letter Agreement, which is in effect until June 28, 2013, and effectively controls the outcome of all matters submitted for Verint stockholder action, including the approval of significant corporate transactions, such as certain equity issuances and mergers. By virtue of its controlling stake, CTI also has the ability, subject to the Cadian Letter Agreement, to remove existing directors and/or to elect new directors to Verint's board of directors to fill vacancies. If a Trigger Event were to occur, for a period of 18 months, CTI would be limited by the Additional Restrictions in its ability to nominate directors for election for Verint's board of directors and would be subject to certain other restrictions. In addition, if Verint were to exercise the Verint Call Option, CTI's ownership of Verint voting securities would fall below a majority controlling stake and we would no longer have the ability to unilaterally exercise any of these controlling rights.

In addition, because CTI holds a majority of Verint's voting power for the election of Verint's board of directors, Verint is a “controlled company” within the meaning of NASDAQ Listing Rule 5615(c). As a controlled company, Verint qualifies for certain exemptions from several of NASDAQ's corporate governance requirements, including that (a) a majority of Verint's board of directors consist of independent directors, (b) compensation of Verint's officers be determined or recommended to Verint's board of directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors and (c) director nominees be selected or recommended to Verint's board of directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors. However, because CTI holds a majority of Verint's voting securities (without giving effect to the Cadian Letter Agreement), the controlled company exemption allows CTI to cause a majority of Verint's board of directors, compensation committee and nominating committee to consist of officers of CTI who would not be considered independent directors under NASDAQ's standards. If a Trigger Event were to occur, as a result of the Additional Restrictions, for a period of 18 months, CTI could not have more than two of its nominees serve on Verint's board and, in the event that Verint were to exercise the Verint Call Option, CTI would cease to be a majority controlling owner of Verint and Verint would no longer be able to qualify for or rely upon exemptions from NASDAQ's corporate governance requirements described above.

•
Tax Treatment: While we currently have a significant tax basis in our shares of Verint preferred stock (approximately $293.0 million), we have a small tax basis (approximately $27.0 million) in our shares of Verint common stock. In the event that a Trigger Event were to occur, we would no longer be able to exert a controlling influence on Verint's direction and policies, including the ability to engage in and structure certain corporate transactions. Among other things, if Verint were to exercise the Verint Call Option, Verint could, without our consent, enter into a transaction that requires our shares of Verint capital stock to be directly sold for cash consideration, which would result in the proceeds being subject to federal corporate tax at CTI of approximately 35% of proceeds received in such transaction above our tax basis of approximately $27.0 million, or $263.9 million (based on current market valuations of shares of Verint common stock as of August 31, 2012). In addition, certain states, cities and other localities may subject our sale of Verint capital stock to state and local corporate tax, thereby increasing the tax that would be due. In contrast, as long as we remain a majority shareholder of Verint, we could seek to structure an acquisition of Verint in the most tax efficient manner for our shareholders (e.g., selling CTI directly as opposed to our underlying Verint shares) which should avoid a corporate level tax at CTI. If Verint is no longer a controlled subsidiary of CTI, we would not be assured that a sale of Verint would be structured in a tax efficient manner for CTI and its shareholders.

•
The Investment Company Act: The Investment Company Act of 1940, as amended (or the 1940 Act), requires the registration of, and imposes various substantive restrictions on, companies that it characterizes as “investment companies,” which generally are companies that (i) engage primarily in the business of investing, reinvesting or trading in securities, or that fail certain statistical tests regarding the composition of assets and source of income, and (ii) are not primarily engaged in a business other than investing, holding, owning or trading securities. If a Trigger Event were to occur and Verint exercised the Verint Call Option, CTI's ownership of Verint voting securities would fall below a majority controlling position and, as a result, CTI could be required to register as an investment company under the 1940 Act. CTI might be able to defer registration under the 1940 Act for 12 months, during which time it could attempt to restructure its assets to try to avoid registration (which would likely require the sale of a very significant amount of the Verint stock or a combination with Verint such as contemplated by the Verint

Merger). However, no assurance can be given that CTI would be able to consummate any such transaction. If CTI were required to register as an investment company, it would become subject to substantial regulation with respect to its capital structure, management, operations, transactions with affiliates, the nature of its investments and other matters. In addition, the 1940 Act imposes certain requirements on companies deemed investment companies, including compliance with burdensome registry, recordkeeping, voting, proxy, disclosure and other rules and regulations. In the event CTI is deemed an investment company, its failure to satisfy regulatory requirements, whether on a timely basis or at all, could have a material adverse effect on us.

•
Anti-takeover Provisions: Verint is currently subject to Section 203 of the General Corporation Law of the State of Delaware (or the DGCL), which generally prohibits “business combinations,” including mergers, sales and leases of assets, issuances of securities and similar transactions, with an “interested shareholder” who beneficially owns 15% or more of a corporation's voting stock, within three years after the person or entity becomes an interested shareholder, without the prior approval by a majority of a corporation's directors of the transaction by which such shareholder became an interested shareholder. Consequently, a person who acquires (or agrees to acquire) CTI (or a controlling position thereof) or CTI's equity stake in Verint (or 15% or more thereof) without prior approval of the independent members of Verint's board of directors would become an “interested shareholder” subject to such prohibition because the acquiror would indirectly beneficially own more than 15% of Verint's voting stock. Without prior Verint board approval to becoming an interested shareholder, a subsequent merger with Verint within three years involving the acquiror would need approval of (a) Verint's board of directors and (b) the holders of two-thirds of Verint's shares not owned by the acquiror.

The holder of a majority of a Delaware corporation's voting securities generally has the ability, acting alone by adopting a by-law amendment, to elect to cause the corporation to opt out of Section 203 of the DGCL (which would take effect for persons who become “interested shareholders” one year or more after such election). While the Verint Merger Agreement may currently restrict such ability while it is in effect, in the event that Verint exercises the Verint Call Option, CTI would no longer have this unilateral ability. In addition, the holder of a majority of a Delaware corporation's voting securities generally has the ability to cause such corporation to adopt a by-law amendment prohibiting such corporation from adopting a shareholder rights plan that could delay, deter or prevent a direct or indirect acquisition of more than a specified percentage (e.g., 15%) of such corporation's voting securities without shareholder approval. While the Verint Merger Agreement may currently restrict such ability while it is in effect, in the event that Verint exercises the Verint Call Option, CTI would no longer have the unilateral ability to prohibit Verint from adopting a shareholders rights plan.
While CTI currently maintains a controlling majority voting stake in Verint, any failure by CTI to (i) opt out of Section 203 of the DGCL or (ii) in the event that Verint adopts a shareholders rights plan, adopt a by-law amendment prohibiting such action, could have an anti-takeover effect that may delay, deter or prevent a tender offer or other takeover of Verint or CTI that CTI and its shareholders might consider to be in their best interests, including attempts that may result in a premium being paid over the market price for the Verint shares held by CTI or the CTI shares held by you.

•
Accounting Treatment: In the event that Verint were to exercise the Verint Call Option, CTI may not be able to consolidate Verint's financial statements within its consolidated financial statements. In such event, the presentation of CTI's consolidated financial statements would be materially different from the presentations for the fiscal years covered by its current SEC filings.

•
Repurchase Price: The purchase price for the Verint shares subject to the Verint Call Option would essentially be based on the liquidation preference of the Verint preferred stock as set forth in the governing certificate of designation. In the event that Verint were to exercise the Verint Call Option, the purchase price paid to CTI by Verint for CTI's Verint preferred stock may be below the prevailing market price for shares of Verint common stock (into which such preferred stock is convertible) at the time such purchase is made.

•
Impact on CTI's Shareholder Base and Stock Price: Investors holding CTI's common shares may have decided to invest in CTI due to its majority ownership of Verint. If CTI ceases to hold such majority ownership as a result of Verint exercising the Verint Call Option, such investors may decide to sell their CTI common shares and the trading price of CTI common shares may be adversely affected.

In the alternative, if our shareholders do not approve the share distribution, then Verint would not be able to exercise the Verint Call Option and the current governance structure with Verint, as a result of which CTI maintains its current controlling voting interest, would not change even if Verint terminates the Verint Merger Agreement. Based largely on the provisions relating to the Verint Merger Agreement described above, one of CTI's six directors voted against CTI entering into the Verint Merger Agreement and, in order to avoid any adverse consequences that may result under the Verint Merger Agreement if shareholders approve the share distribution but CTI does not complete it, is not recommending that shareholders approve the share distribution. While indicating satisfaction with the economic terms of the Verint Merger Agreement, the director voted against approving the Verint Merger Agreement because, as stated to CTI's Board of Directors, if CTI is unable to, or decides not to, effect the share distribution following approval of the share distribution by its shareholders (including, for example, a decision by CTI's Board of Directors and management in furtherance of their fiduciary obligations to act in the best interests of CTI and its shareholders), a Trigger Event is likely to occur and one or more of the risks described above under “-Loss of Control of Verint,” “-Anti-takeover Provisions,” and, in particular, “-Tax Treatment,” may well occur as a result of the Verint Call Option and Additional Restrictions and CTI and its shareholders may be materially and adversely affected.
We may be unable to achieve some or all of the benefits that we expect to achieve from the share distribution.
Although we believe that separating Comverse by means of the share distribution will provide financial, operational, managerial and other benefits to CTI, the share distribution may not provide the results on the scope or on the scale anticipated by CTI, including our ability to effectuate the Verint Merger, the Verint Merger may not close and the assumed benefits of the share distribution may not be fully realized. Accordingly, the share distribution might not provide CTI with the benefits or generate value for its shareholders in excess of the benefits and value that might have been created or realized had CTI retained Comverse as a wholly-owned subsidiary or undertaken another strategic alternative involving Comverse and its businesses.
If the share distribution is completed and the Verint Merger does not close, our operational and financial profile will change, and we will be a smaller company whose assets consist primarily of our majority equity interest in Verint.
If the share distribution is completed and the Verint Merger does not close, it will result in CTI being a smaller company subject to increased instability whose assets consist primarily of our equity interest in Verint, subject to the terms of the Verint Call Option. The share distribution would separate Comverse's business from us, which represents significant value and almost all of our cash flow, in a transaction that produces no direct economic consideration for us. We will have a more limited business with a narrower focus and may be more vulnerable to changing market conditions that affect Verint and changes in its results of operations. In addition, we will rely on cash on hand at the time of the share distribution and access to the capital markets to fund our liquidity needs.
In connection with the share distribution, we will rely on Comverse's performance under various agreements until the closing of the Verint Merger.
We expect to enter into various agreements with Comverse in connection with the share distribution, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain other agreements necessary to complete the share distribution. These agreements will govern our relationship with Comverse up to and subsequent to the share distribution, provide for the allocation of taxes, employee benefits and certain other obligations related to periods prior to the share distribution, as well as create arrangements with respect to transition services and the newly-separated companies' ongoing relationship. Under these agreements, we will rely on Comverse to provide us with, among others, treasury, accounting and financial reporting functions until the closing of the Verint Merger. It is possible that if Comverse were to fail to fulfill its obligations under these agreements, we could suffer operational difficulties or significant losses, each of which could have a significant adverse effect on our liquidity. In addition, pursuant to these agreements, Comverse will agree to indemnify us from certain liabilities with respect to events that took place prior to, on or after the distribution date. The potential liabilities subject to the indemnity Comverse will provide to us cannot be predicted or quantified, and such indemnification obligation may be significant. To the extent Comverse does not fulfill its obligations to indemnify us for a claim or significant loss for which indemnification may be sought from Comverse under these agreements, our business, results of operation and liquidity could be adversely affected. Finally, if Comverse were to fail to fulfill its obligations under these agreements, it may affect our ability to close the Verint Merger.
CTI's management concluded that, as of January 31, 2012, a material weakness in internal control over financial reporting existed, including at Comverse, as a result of not having adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP and ineffective policies and procedures for its income tax provision.
As part of its assessment, CTI's management concluded that, as of January 31, 2012, a material weakness in internal control over financial reporting existed, including at Comverse, as a result of not having adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP and ineffective policies and procedures for Comverse's income tax provision. We and Comverse have adopted, and are in the process of implementing, certain remedial measures that we believe will enable both us and Comverse to address this material weakness by January 31, 2013. However, we and Comverse may not be able to successfully complete the implementation of these remedial measures by such date. In addition, even if these measures are successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in Comverse's internal control over financial reporting may be identified in the future. In addition, the inadequacy of internal controls creates an environment that hinders the ability to prepare tax returns in a timely manner and may impact the amounts that we or Comverse may owe taxing jurisdictions in the U.S. and non-U.S. jurisdictions. We and Comverse may be subject to material penalties and interest as a result of audits from these taxing jurisdictions.
We and Comverse may face challenges in producing accurate financial statements and periodic reports as required on a timely basis.
As part of CTI's efforts to become current in its periodic reporting obligations, we and Comverse have made changes to our respective finance organization, adopted new accounting policies, and enhanced many aspects of our internal control over financial reporting. We and Comverse are still in the process of assimilating these complex and pervasive changes, continue to have a material weakness in internal control over financial reporting and, as a result, cannot assure you that we and Comverse will not experience delays in filing our respective periodic reports in the future. In addition, we and Comverse have engaged external accounting consulting firms to assist in completing the preparation of certain portions of our financial statements and preparing Comverse's registration statement on Form 10. We and Comverse have hired and intend to continue to hire experienced finance personnel with a view toward continuing to diminish and ultimately eliminating the use of external consultants in the preparation of financial statements and the timely filing of periodic reports with the SEC. Replacing these consultants with new employees may result in the loss of important institutional knowledge or otherwise create transitional issues that could delay the preparation of financial statements and the filing of periodic reports. Moreover, a condition to the closing of the Verint Merger is that we have filed all periodic reports with the SEC in a timely manner. Any failure by us to satisfy this closing condition would allow Verint to terminate the Verint Merger Agreement.
The continued ownership of CTI common shares by Comverse's post-distribution executive officers and some of its expected directors and the expected membership of the CTI and/or Comverse boards after the share distribution may create, or may create the appearance of, conflicts of interest.
Because of their current or former positions with CTI, substantially all of Comverse's executive officers and CTI's non-employee directors that we expect will become members of Comverse's board of directors, will own both CTI common shares and Comverse common stock until the Verint Merger closes. These holdings of Comverse common stock may be significant for some of these persons compared to that person's total assets. Ownership of Comverse common stock by CTI's directors after the share distribution and until the Verint Merger closes, may create, or may create the appearance of, conflicts of interest when these directors and executive officers are faced with decisions that could have different implications for CTI than they do for Comverse. CTI will not adopt specific policies or procedures to address conflicts of interest that may arise as a result of a CTI director owning Comverse common stock.
The share distribution and Verint Merger may individually or collectively expose us and Comverse to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The share distribution and subsequent Verint Merger are subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return, and (2) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business, or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by us or Comverse or any of our respective subsidiaries) may bring an action alleging that the share distribution or any of the related transactions (such as the Verint Merger) constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation as solely relates to the share distribution, voiding Comverse's claims against us, requiring Comverse's shareholders to return to us some or all of the shares of its common stock issued in the share distribution, or providing us with a claim for money damages against Comverse in an amount equal to the difference between the consideration received by us and the fair market value of Comverse at the time of the share distribution.
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction's law is applied. Generally, an entity would be considered insolvent if (1) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, Comverse or any of our respective subsidiaries were solvent at the time of or after giving effect to the share distribution or the subsequent Verint Merger.
Prior to the share distribution, our Board expects that we and Comverse each will be solvent at the time of the share distribution, will be able to repay our respective debts and obligations as they mature following the share distribution and will have sufficient capital to carry on our respective businesses. In addition, it is a condition to the share distribution, as well as the Verint Merger, that the CTI Board of Directors receive an opinion with respect to the capital adequacy of Comverse and us as separate companies following the share distribution from a nationally recognized provider of such opinions. The CTI Board's expectations concerning our and Comverse's post share distribution capital adequacy are based on a number of assumptions, including its expectation of the post share distribution operating performance and cash flow of each of our company and Comverse and its analysis of the post share distribution assets and liabilities of each company, including expected working capital and lack of significant amount of indebtedness at Comverse. We cannot assure you, however, that a court would reach the same conclusions in determining whether Comverse or we were insolvent at the time of, or after giving effect to, the share distribution.
The trading price of CTI common shares may experience volatility and will decline after the share distribution.
We expect the trading price of CTI common shares immediately following the share distribution to be lower than immediately prior to the share distribution because the trading price will no longer reflect the value of Comverse. Until the market has fully analyzed the value of CTI without Comverse, the price of CTI common shares may fluctuate. In addition, while the expectation is that the value of the CTI common shares may be affected by the announcement of the Verint Merger, we cannot assure you what that effect may be.
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

•
we will not be able to complete the Verint Merger, which would have the consequences described under “-If the share distribution is approved by CTI's shareholders but the share distribution or a Comverse disposition does not occur by April 30, 2013, Verint may terminate the Verint Merger Agreement, and if so terminated (i) Verint will have the right to purchase an amount of shares of the Verint preferred stock (or, if necessary, shares of Verint common stock) owned by CTI that would cause CTI to cease being a majority controlling shareholder of Verint and (ii) we would be subject to the Additional Restrictions.”

There can be no assurance that following the reverse stock split that we expect to submit for shareholder approval in connection with the share distribution, the market price of CTI common shares will increase in proposition to the reduction in the number of shares issued and outstanding before the proposed contingent reverse stock split.
In light of the proposed Verint Merger, there can be no assurance that our Board of Directors will effect the reverse stock split that we expect to submit for shareholder approval in connection with the share distribution. To the extent that our Board of Directors determines to effect the reverse stock split, there can be no assurance that following the reverse stock split the market price of CTI common shares will increase in proportion to the reduction in the number of CTI common shares issued and outstanding before the proposed contingent reverse stock split. Even if we effect a reverse stock split, the market price of CTI's common shares may decrease due to the reverse split or for other reasons related to CTI or the industries in which we operate, the economy or the stock market in general. Other factors, such as our financial results, market conditions and the announcement of the Verint Merger may harm the market price of our common shares. As a result, there can be no assurance that the reverse stock split, if completed, will result in the intended benefits, or that the market price of our common shares will increase following the reverse stock split or that the market price of our common shares will remain at such higher value for any significant length of time.
Following the reverse stock split, if we fail to continue to meet all applicable NASDAQ listing requirements and NASDAQ determines to delist our common shares, the market liquidity and market price of our common shares could decline, and our ability to access the capital markets could be negatively affected.

CTI common shares are traded on NASDAQ, which has listing criteria that require companies to satisfy minimum average closing prices over a threshold amount during a consecutive trading period in order to gain or maintain listing eligibility. NASDAQ currently requires that a company's common stock have an average closing price that is greater than or equal to $1.00 per share over any consecutive 30 trading-day period in order to list on its exchange. Following the reverse stock split, if we fail to reach this level due to excessive selling of our common shares following the completion of the share distribution causing the market price of our common shares to decrease, or for any other reason, or if we fail to meet other requirements for continued listing on NASDAQ, and we are unable to cure the events of noncompliance in a timely or effective manner, our common stock could be delisted from NASDAQ. Any delisting could adversely affect the market liquidity of our common shares and the market price of our common shares could decrease. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets. Following the reverse stock split, any limitation on market liquidity or reduction in the price of our common shares as a result of delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.
Comverse's advanced offerings may not be widely adopted by its existing and potential customers and increases in sales of Comverse's advanced offerings, if any, may not exceed or fully offset potential declines in sales of traditional solutions.
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
It is unclear whether Comverse's advanced offerings will be widely adopted by existing and potential customers. Currently, we are unable to predict whether sales of advanced offerings, if any, will exceed or fully offset declines that Comverse BSS and Comverse VAS may experience in the sale of traditional solutions. If sales of advanced offerings do not increase or if increases in sales of advanced offerings do not exceed or fully offset any declines in sales of traditional solutions, due to adverse market trends, changes in consumer preferences or otherwise, Comverse's revenue, profitability and cash flows would likely be materially adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the three months ended July 31, 2012, CTI purchased an aggregate of 74,928 shares of its common stock from certain of its directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by CTI are deposited in CTI’s treasury. CTI does not have a specific repurchase plan or program. The following table provides information regarding CTI’s purchases of its common stock in respect of each month during the three months ended July 31, 2012 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
May 1, 2012 – May 31, 2012	—	$—	—	—
June 1, 2012 – June 30, 2012	9,379	6.07	—	—
July 1, 2012 – July 31, 2012	65,549	5.61	—	—
Total	74,928	$5.67	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
2.1*
Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC (incorporated by reference to Exhibit 2.1 to Comverse Technology, Inc.'s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on August 13, 2012) (SEC File No. 001-35303).

2.2.*
Voting Agreement, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC (incorporated by reference to Exhibit 2.2 to Comverse Technology, Inc.'s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on August 13, 2012) (SEC File No. 001-35303).

2.3*
Governance and Repurchase Rights Agreement, dated August 12, 2012, by and between Comverse Technology, Inc. and Verint Systems Inc. (incorporated by reference to Exhibit 2.3 to Comverse Technology, Inc.'s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on August 13, 2012) (SEC File No. 001-35303).

10.1*†
Employment Agreement, dated July 1, 2012, by and among, Comverse, Inc., Comverse Technology, Inc. and Thomas B. Sabol (incorporated by reference to Exhibit 10.29 to Comverse, Inc.'s Registration Statement on Form 10 under the Securities Exchange Act of 1934) (SEC File No. 001-35572).

10.2*†
Restricted Stock Unit Award Agreement, effective July 24, 2012, by and between Comverse Technology, Inc. and Thomas B. Sabol (incorporated by reference to Exhibit 10.30 to Comverse, Inc.'s Registration Statement on Form 10 under the Securities Exchange Act of 1934) (SEC File No. 001-35572).

10.3*†
Nonqualified Stock Option Award Agreement, effective July 24, 2012, by and between Comverse Technology, Inc. and Thomas B. Sabol (incorporated by reference to Exhibit 10.31 to Comverse, Inc.'s Registration Statement on Form 10 under the Securities Exchange Act of 1934) (SEC File No. 001-35572).

10.4*†
Separation Agreement, dated August 5, 2012, by and between Oded Golan and Comverse Ltd. (incorporated by reference to Exhibit 10.32 to Comverse, Inc.'s Registration Statement on Form 10 under the Securities Exchange Act of 1934) (SEC File No. 001-35572).

10.5**
Share Purchase Agreement, dated as of August 1, 2012 by and among Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P., Fortissimo Capital Fund III (Cayman), L.P., Starhome B.V., the shareholders of Starhome B.V. party thereto, and Shefali A. Shah and Azini Services LLP, as Sellers Representatives.

10.6**	Letter Agreement, dated August 1, 2012, among Comverse Holdings Inc., Berkeley II LLP, Gemini Israel III L.P., Gemini Partner Investors L.P., and Gemini Israel III Parallel Fund L.P.

10.7*
Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Verint Systems Inc. relating to the Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 1 to Comverse Technology, Inc.'s Amendment No. 8 to Schedule 13D under the Securities Exchange Act of 1934 filed on August 30, 2012) (SEC File No. 001-35303).

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

101****
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

COMVERSE TECHNOLOGY, INC.

Dated: September 10, 2012	/s/ Charles J. Burdick
Charles J. Burdick Chief Executive Officer (Principal Executive Officer)

Dated: September 10, 2012	/s/ Joel E. Legon
Joel E. Legon Senior Vice President, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)