Form 10-Q
period 2012-10-31
COMVERSE TECHNOLOGY INC/NY/
filed 2012-12-14
CIK 803014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
or

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
There were 219,349,654 shares of the registrant’s common stock outstanding on November 15, 2012.

DEFINITIONS
In this Quarterly Report on Form 10-Q (or Quarterly Report):

•	CTI means Comverse Technology, Inc., excluding its subsidiaries;

•	Comverse, Inc. means Comverse, Inc., CTI’s wholly-owned subsidiary prior to the completion of the Share Distribution (as defined below) on October 31, 2012, excluding its subsidiaries;

•	Comverse means Comverse, Inc, including its subsidiaries;

•	Verint Systems means Verint Systems Inc., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Verint means Verint Systems, including its subsidiaries;

•	Starhome B.V. means Starhome B.V., CTI’s majority-owned subsidiary prior to the completion of the Share Distribution (as defined below) on October 19, 2012, excluding its subsidiaries;

•	Starhome means Starhome B.V., including its subsidiaries; and

•	we, us, our, our company and similar expressions mean CTI, including its subsidiaries.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q include “forward−looking statements.” Forward−looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward−looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward−looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward−looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•	risks associated with Verint's and CTI's ability to satisfy the conditions and terms of the Verint Merger (as defined below), and to consummate the Verint Merger in the estimated timeframe, or at all,

•	uncertainties regarding the expected benefits of the Verint Merger;

•	uncertainties regarding the tax consequences of the Verint Merger;

•
the risk that, in view of the Share Distribution, CTI is a smaller company that may be subject to increased instability and, prior to the proposed Verint Merger any elimination of the CTI holding company structure, CTI's interest in Verint will be its primary asset and CTI will be dependent on Comverse's performance of various transition services agreements necessary for its ongoing operations;

•
the risk that, if the Verint merger is not consummated, CTI may cease to maintain a majority of the voting power of Verint's outstanding equity securities, may cease to maintain control over Verint's operations, and may be required to no longer consolidate Verint's financial statements within CTI's consolidated financial statements ( in which event the presentation of its consolidated financial statements would be materially different from the presentation for the periods presented in this Quarterly Report);

•
the continuation of a material weakness related to income taxes or the discovery of additional material weaknesses in CTI's internal control over financial reporting and any delay in the implementation of remedial measures;

•	the risk of disruption in the credit and capital markets which may limit CTI's ability to access capital;

•	the risk that CTI may need to recognize future impairment of goodwill and intangible assets;

•	risks that CTI's credit ratings could be downgraded or placed on a credit watch based on, among other things, CTI's financial results;

i

•	the following risks with respect to Verint, as CTI is now a holding company whose assets consist primarily of its controlling equity interest in Verint:

◦	uncertainties regarding the impact of general economic conditions in the United States and abroad, particularly in information technology spending and government budgets, on Verint's business;

◦
risks associated with Verint's ability to keep pace with technological changes and evolving industry standards in its product offerings and to successfully develop, launch, and drive demand for new and enhanced, innovative, high−quality products that meet or exceed customer needs;

◦	risks associated with Verint being a part of CTI's consolidated tax group;

◦	risks associated with CTI's current ability to control the Verint board of directors and the outcome of certain matters submitted for Verint stockholder action;

◦	risks due to aggressive competition in all of Verint's markets, including with respect to maintaining margins and sufficient levels of investment in Verint's business;

◦	risks created by the continued consolidation of Verint's competitors or the introduction of large competitors in Verint's markets with greater resources than Verint has;

◦
risks associated with Verint's ability to successfully compete for, consummate, and implement mergers and acquisitions, including risks associated with capital constraints, costs and expenses, maintaining profitability levels, management distraction, post−acquisition integration activities, and potential asset impairments;

◦	risks that Verint may be unable to maintain and enhance relationships with key resellers, partners, and systems integrators;

◦
risks relating to Verint's ability to effectively and efficiently execute on its growth strategy, including managing investments in its business and operations and enhancing and securing its internal and external operations;

◦
risks relating to Verint's ability to successfully implement and maintain adequate systems and internal controls for its current and future operations and reporting needs and related risks of financial statement omissions, misstatements, restatements, or filing delays;

◦	risks associated with the mishandling or perceived mishandling of sensitive or confidential information, security lapses, or with information technology system failures or disruptions;

◦
risks associated with Verint's ability to efficiently and effectively allocate limited financial and human resources to business, development, strategic, or other opportunities that may not come to fruition or produce satisfactory returns;

◦
risks associated with significant international operations, including, among others, in Israel, Europe, and Asia, exposure to regions subject to political or economic instability, and fluctuations in foreign exchange rates;

◦	risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which Verint operates;

◦	risks associated with Verint's ability to recruit and retain qualified personnel in regions in which Verint operates;

◦
challenges associated with selling sophisticated solutions, long sales cycles, and emphasis on larger transactions, including in accurately forecasting revenue and expenses and in maintaining profitability;

◦
risks that Verint's intellectual property rights may not be adequate to protect its business or assets or that others may make claims on Verint's intellectual property or claim infringement on their intellectual property rights;

◦	risks that Verint's products may contain undetected defects, which could expose Verint to substantial liability;

◦	risks associated with a significant amount of Verint's business coming from domestic and foreign government customers, including the ability to maintain security clearances for certain projects;

◦
risks associated with Verint's dependence on a limited number of suppliers or original equipment manufacturers for certain components of Verint's products, including companies that may compete with Verint or work with its competitors;

◦	risks that Verint's customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;

i

◦	risks that Verint may experience liquidity or working capital issues and related risks that financing sources may be unavailable to Verint on reasonable terms or at all;

◦
risks associated with significant leverage resulting from Verint's current debt position, including with respect to covenant limitations and compliance, fluctuations in interest rates, and Verint's ability to maintain its credit ratings;

◦
risks relating to Verint's ability to timely implement new accounting pronouncements or new interpretations of existing accounting pronouncements and related risks of future restatements or filing delays; and

◦	risks associated with changing tax rates, tax laws and regulations, and the continuing availability of expected tax benefits;

These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (or the 2011 Form 10-K) and in Part II, Item 1A "Risk Factors" of each of our Quarterly Reports on Form 10-Q, for the fiscal quarters ended April 30, 2012 (or the Q1 2012 Form 10-Q), for the fiscal quarter ended July 31, 2012 (or the Q2 2012 Form 10-Q) and this Quarterly Report. The documents and reports we file with the SEC are available through CTI, or its website, www.cmvt.com, or through the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. CTI undertakes no commitment to update or revise any forward-looking statements except as required by law.

ii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	October 31, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$237,021	$322,445
Restricted cash and bank time deposits	36,518	12,863
Auction rate securities	—	272
Accounts receivable, net of allowance of $2,369 and $2,929, respectively	157,402	154,764
Inventories	11,711	14,414
Deferred cost of revenue	4,457	11,951
Deferred income taxes	13,096	13,447
Prepaid expenses and other current assets	42,958	47,218
Current assets of discontinued operations	—	489,428
Total current assets	503,163	1,066,802
Property and equipment, net	37,167	29,853
Goodwill	896,968	894,155
Intangible assets, net	154,253	184,230
Deferred cost of revenue	7,486	13,285
Deferred income taxes	8,925	9,467
Other assets	42,023	44,399
Noncurrent assets of discontinued operations	—	414,822
Total assets	$1,649,985	$2,657,013
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$178,748	$188,744
Convertible debt obligations	—	2,195
Deferred revenue	138,653	156,772
Deferred income taxes	651	1,056
Bank loans	6,438	6,228
Income taxes payable	5,178	6,284
Other current liabilities	42,663	41,911
Current liabilities of discontinued operations	—	574,579
Total current liabilities	372,331	977,769
Bank loans	586,146	591,151
Deferred revenue	14,257	25,987
Deferred income taxes	43,266	36,741
Other long-term liabilities	57,080	60,166
Noncurrent liabilities of discontinued operations	—	412,447
Total liabilities	1,073,080	2,104,261
Commitments and contingencies
Equity:
Comverse Technology, Inc. shareholders’ equity:
Common stock, $0.10 par value - authorized, 600,000,000 shares; issued 220,601,756 and 219,708,779 shares, respectively; outstanding, 219,257,343 and 218,636,842 shares, respectively	22,060	21,971
Treasury stock, at cost, 1,344,413 and 1,071,937 shares, respectively	(9,696)	(8,011)
Additional paid-in capital	2,269,611	2,198,871
Accumulated deficit	(1,816,949)	(1,762,518)
Accumulated other comprehensive loss	(19,917)	(8,805)
Total Comverse Technology, Inc. shareholders’ equity	445,109	441,508
Noncontrolling interest	131,796	111,244
Total equity	576,905	552,752
Total liabilities and equity	$1,649,985	$2,657,013
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenue:
Product revenue	$87,404	$101,164	$281,393	$284,865
Service revenue	114,116	98,200	329,188	285,790
Total revenue	201,520	199,364	610,581	570,655
Costs and expenses:
Product costs	29,116	37,048	103,818	98,128
Service costs	36,166	33,091	105,772	96,469
Research and development, net	27,732	28,464	86,330	81,640
Selling, general and administrative	101,793	96,700	284,935	294,740
Other operating expenses:
Litigation settlements	—	4,880	—	4,880
Total costs and expenses	194,807	200,183	580,855	575,857
Income (loss) from operations	6,713	(819)	29,726	(5,202)
Interest income	130	387	392	2,111
Interest expense	(7,818)	(7,909)	(23,240)	(24,571)
Loss on extinguishment of debt	—	—	—	(8,136)
Other (expense) income, net	(130)	(1,101)	577	13,617
(Loss) income before income tax (provision) benefit	(1,105)	(9,442)	7,455	(22,181)
Income tax (provision) benefit	(5,462)	4,317	(25,950)	(19,314)
Net loss from continuing operations	(6,567)	(5,125)	(18,495)	(41,495)
Income (loss) from discontinued operations, net of tax	14,800	47,392	(14,823)	(5,245)
Net income (loss)	8,233	42,267	(33,318)	(46,740)
Less: Net income attributable to noncontrolling interest	(4,549)	(6,577)	(21,113)	(16,462)
Net income (loss) attributable to Comverse Technology, Inc.	$3,684	$35,690	$(54,431)	$(63,202)
Weighted average common shares outstanding:
Basic and diluted	219,238,541	205,886,126	219,068,912	205,890,586
Earnings (loss) per share attributable to Comverse Technology, Inc.’s shareholders:
Basic and diluted earnings (loss) per share
Continuing operations	$(0.05)	$(0.05)	$(0.18)	$(0.27)
Discontinued operations	0.07	0.22	(0.07)	(0.04)
Basic and diluted earnings (loss) per share	$0.02	$0.17	$(0.25)	$(0.31)
Net income (loss) attributable to Comverse Technology, Inc.
Net loss from continuing operations	$(10,960)	$(11,083)	$(38,442)	$(55,932)
Income (loss) from discontinued operations, net of tax	14,644	46,773	(15,989)	(7,270)
Net income (loss) attributable to Comverse Technology, Inc.	$3,684	$35,690	$(54,431)	$(63,202)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Net income (loss)	$8,233	$42,267	$(33,318)	$(46,740)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(20,457)	(4,483)	(17,750)	(1,960)
Unrealized (loss) gain on available-for-sale securities, net of reclassification adjustments and tax	—	(1,463)	8,391	(4,443)
Unrealized gain (loss) on cash flow hedges, net of reclassification adjustments and tax	3,471	(506)	(876)	(373)
Other comprehensive loss, net of tax	(16,986)	(6,452)	(10,235)	(6,776)
Comprehensive (loss) income	(8,753)	35,815	(43,553)	(53,516)
Less: comprehensive income attributable to noncontrolling interest	(10,210)	(1,968)	(21,990)	(14,511)
Comprehensive (loss) income attributable to Comverse Technology, Inc.	$(18,963)	$33,847	$(65,543)	$(68,027)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net cash provided by (used in) operating activities - continuing operations	$29,830	$(61,874)
Net cash used in operating activities - discontinued operations	(46,400)	(19,599)
Net cash used in operating activities	(16,570)	(81,473)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	394	26,275
Acquisition of businesses, including adjustments, net of cash acquired	(660)	(98,698)
Purchase of property and equipment	(11,477)	(9,240)
Capitalization of software development costs	(2,921)	(2,542)
Net change in restricted cash and bank time deposits	(23,729)	23,093
Settlement of derivative financial instruments not designated as hedges	(266)	(1,183)
Net cash used in investing activities - continuing operations	(38,659)	(62,295)
Net cash used in investing activities - discontinued operations	(2,844)	(13,605)
Net cash used in investing activities	(41,503)	(75,900)
Cash flows from financing activities:
Debt issuance costs and other debt-related costs	(217)	(15,280)
Proceeds from borrowings, net of original issuance discount	—	597,000
Cash of Comverse, Inc. as of the Share Distribution date, including capital contribution of $38.5 million	(205,250)	—
Repayment of convertible debt obligation	(2,195)	—
Repayment of bank loans, long-term debt and other financing obligations	(5,130)	(585,514)
Repurchase of common stock of CTI and subsidiary	(2,300)	(5,146)
Proceeds from exercises of stock options of CTI and subsidiary	1,821	10,418
Payments of contingent consideration for business combinations (financing portion)	(6,074)	(2,004)
Net cash used in financing activities - continuing operations	(219,345)	(526)
Net cash used in financing activities - discontinued operations	(35)	(6,028)
Net cash used in financing activities	(219,380)	(6,554)
Effects of exchange rates on cash and cash equivalents	(1,163)	3,883
Net decrease in cash and cash equivalents	(278,616)	(160,044)
Cash and cash equivalents, beginning of period including cash from discontinued operations	515,637	581,390
Cash and cash equivalents, end of period including cash from discontinued operations	237,021	421,346
Less: cash and cash equivalents of discontinued operations, end of period	—	(172,149)
Cash and cash equivalents, end of period	$237,021	$249,197
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,715	$1,241
Inventory transfers to property and equipment	$374	$555
Liabilities for contingent consideration recorded for business combinations	$—	$33,704
Leasehold improvements funded by lease incentive	$5,014	$—
Stock options exercised, proceeds received subsequent to period end	$—	$364
Purchases under supplier financing arrangements, including capital leases	$—	$1,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION
Company Background
Comverse Technology, Inc. (“CTI” and, together with its subsidiary, the “Company”) is a holding company organized as a New York corporation in October 1984 that, subsequent to the Share Distribution (as defined below) that occurred on October 31, 2012, conducts business through its majority-owned subsidiary, Verint Systems Inc. (“Verint Systems” and together with its subsidiaries, “Verint”). Prior to the Share Distribution, CTI also conducted business through its wholly-owned subsidiary, Comverse, Inc. (together with its subsidiaries, “Comverse”), and prior to the completion of the Starhome Disposition (as defined below) on October 19, 2012, through its majority-owned subsidiary Starhome B.V. (together with its subsidiaries, “Starhome”). Comverse's and Starhome's assets and liabilities and results of operations are included in discontinued operations (see Note 12, Discontinued Operations).
Continuing Operations
Verint
Overview
Verint is a global leader in Actionable Intelligence solutions and value-added services. Verint's solutions enable organizations of all sizes to make more timely and effective decisions to improve enterprise performance and enhance safety. Verint's customers use Verint's Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video and unstructured text.
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
Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint pursuant to which CTI agreed to merge with and into a subsidiary of Verint and become a wholly-owned subsidiary of Verint (the “Verint Merger”). Upon completion of the Verint Merger the separate corporate existence of CTI will cease.
Discontinued Operations
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Comverse Share Distribution
On October 31, 2012, CTI completed its previously announced spin-off of Comverse as an independent, publicly-traded company, accomplished by means of a pro rata distribution of 100% of Comverse's outstanding common shares to CTI's shareholders (the “Share Distribution”). Following the Share Distribution, CTI no longer holds any of Comverse's outstanding capital stock.
Immediately prior to the Share Distribution, CTI contributed to Comverse Exalink Ltd. (“Exalink”), its wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the Share Distribution, Comverse and CTI operate independently, and neither have any ownership interest in the other. In order to govern certain ongoing relationships between CTI and Comverse after the Share Distribution and to provide mechanisms for an orderly transition, CTI and Comverse entered into agreements relating to the provision of certain services and setting forth certain rights and obligations between them following the Share Distribution. CTI and Comverse agreed, among other things, to indemnify each other against certain liabilities arising from their respective businesses and the services that will be provided under such agreements (see Note 12, Discontinued Operations).
Starhome
Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software-based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network.
Sale of Starhome
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”). On September 19, 2012, CTI, in order to ensure it could meet the conditions to the Verint Merger, contributed to Comverse, its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Starhome Disposition was completed on October 19, 2012.
Discontinued Operations Presentation
As a result of the Share Distribution and the Starhome Disposition, the results of operations of Comverse and Starhome, are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in the Company's condensed consolidated statements of operations for all periods presented. The assets and liabilities of Comverse and Starhome are included in discontinued operations as separate components to the Company's condensed consolidated balance sheet as of January 31, 2012 (see Note 12, Discontinued Operations).
Condensed Consolidated Financial Statements Preparation
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (the “2011 Form 10-K”). The condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the periods ended October 31, 2012 and 2011, and the condensed consolidated balance sheets as of October 31, 2012 and January 31, 2012 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. Certain information and disclosures normally included in annual consolidated financial statements have been omitted in this interim period report pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2011 Form 10-K. The results for interim periods are not necessarily indicative of a full fiscal year’s results.
For information regarding measurement period adjustments related to certain business combinations that have been applied retrospectively to condensed consolidated balance sheet as of January 31, 2012, refer to Note 5, “Business Combinations.”

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Principles of Consolidation
The accompanying condensed consolidated financial statements include CTI and its controlled subsidiary Verint Systems (in which CTI owned 40.6% of the common stock and held 51.5% of the voting power as of October 31, 2012). Comverse was a wholly-owned subsidiary prior to the Share Distribution on October 31, 2012 and Starhome was a majority-owned subsidiary prior to its sale on October 19, 2012 and their results were included in the consolidated balance sheets and the consolidated statements of operations, comprehensive loss and cash flows through such dates. For controlled subsidiaries that are not wholly-owned, the noncontrolling interest is included as a separate component of “Net income (loss)” in the condensed consolidated statements of operations and “Total equity” in the condensed consolidated balance sheets. Verint Systems holds a 50% equity interest in a consolidated variable interest entity in which it is the primary beneficiary. The results of operations of this variable interest entity for the three and nine months ended October 31, 2012 and 2011 were not significant to the condensed consolidated statements of operations.
All intercompany balances and transactions have been eliminated.
The Company includes the results of operations of acquired businesses from the dates of acquisition.
Segment Reporting and Changes in Reportable Segments
The Company has one reportable segment, Verint. The results of CTI's holding company operations, are included in the column captioned “All Other” as part of the Company’s business segment presentation. As a result of the Share Distribution, the Company no longer presents Comverse BSS and Comverse VAS as reportable segments and Comverse's operations previously included in “All Other” have been removed therefrom as Comverse's results of operations are included in discontinued operations for the three and nine months ended October 31, 2012 and 2011. In addition, on August 1, 2012, CTI entered into the Starhome Share Purchase Agreement with unaffiliated purchasers and accordingly, Starhome's results of operations, which previously were included in “All Other,” have been removed therefrom and are included in discontinued operations for the three and nine months ended October 31, 2012 and 2011.
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
Cash Position
The Company incurred substantial losses and had negative cash flows during the three fiscal years ended January 31, 2012 and the nine months ended October 31, 2012, and had a significant accumulated deficit as of October 31, 2012.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company forecasts that available cash and cash equivalents will be sufficient to meet the liquidity needs of CTI for at least the next 12 months. The Company’s forecast is based upon a number of assumptions, which the Company believes are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties attendant to the Company and its business materialize, the Company’s business and operations could be materially adversely affected. Management believes that sources of liquidity could be identified.

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
Standards to be Implemented
In July 2012, the FASB issued new accounting guidance on indefinite-lived intangible assets. The new guidance provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds its fair value. The guidance is effective for the Company for annual and, if any, interim impairment tests performed in the fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes that the adoption of this guidance will not have a material impact on the Company's condensed consolidated financial statements.

3.	INVESTMENTS
Investments with original maturities of three months or less, when purchased, are included in "Cash and cash equivalents" or in “Restricted cash and bank time deposits” in the condensed consolidated balance sheets. As of October 31, 2012 and January 31, 2012, such investments included money market funds totaling $71.4 million and $208.0 million, respectively. There were no unrealized gains (losses) on these investments as of October 31, 2012 and January 31, 2012. As of October 31, 2012, the Company held no other investments.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
There were no cash proceeds from sale or redemption of investments for the three months ended October 31, 2012. The Company received cash proceeds from sales and redemptions of Auction Rate Securities ("ARS") and other investments of $0.4 million for the nine months ended October 31, 2012 and $0.5 million and $26.3 million for the three and nine months ended October 31, 2011, respectively.
The gross realized gains and losses on the Company’s investments for the three and nine months ended October 31, 2012 and 2011 are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
	(In thousands)
2012	$—	$—	$156	$—
2011	$120	$—	$8,011	$—

The components of other comprehensive income (“OCI”) related to available-for-sale securities are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands)
Accumulated OCI related to available-for-sale securities, beginning of the period	$—	$10,260	$(8,391)	$13,240
Unrealized gains on available-for-sale securities	—	(1,376)	—	(287)
Reclassification adjustment for gains included in net loss	—	(87)	(34)	(4,156)
Changes in accumulated OCI on available-for-sale securities, before tax	—	(1,463)	(34)	(4,443)
Deferred income tax benefit	—	—	8,425	—
Changes in accumulated OCI on available-for-sale securities, net of tax	—	(1,463)	8,391	(4,443)
Accumulated OCI related to available-for-sale securities, end of the period	$—	$8,797	$—	$8,797

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.	INVENTORIES
Inventories as of October 31, 2012 and January 31, 2012 consist of:

	October 31, 2012	January 31, 2012
	(In thousands)
Raw materials	$3,994	$4,959
Work in process	3,998	5,777
Finished goods	3,719	3,678
	$11,711	$14,414

5.	BUSINESS COMBINATIONS
The Company did not execute any business combinations during the nine months ended October 31, 2012.
Verint Segment
Vovici Acquisition
On August 4, 2011, Verint acquired all of the outstanding shares of Vovici Corporation (“Vovici”), a U.S.-based provider of online survey management and enterprise feedback solutions, for total consideration of $66.1 million. Included in this consideration was $9.9 million for the fair value of potential additional cash payments to the former Vovici shareholders of up to approximately $19.1 million, payment of which is contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2013.
At each reporting date, the contingent consideration obligations associated with business combinations are revalued to their estimated fair values, and any increases or decreases in fair values are reflected within “Selling, general and administrative” expenses in the Company’s condensed consolidated statements of operations.
For the three and nine months ended October 31, 2012, the Company recorded an expense of $0.8 million and a benefit of $2.9 million, respectively, and for the three months ended October 31, 2011, the Company recorded an expense of $0.3 million, within “Selling, general and administrative” expenses for changes in the fair value of the Vovici contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets. As of October 31, 2012, the fair value of this contingent consideration was $4.3 million and no payments had been made to the former Vovici shareholders under this arrangement.
Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of Vovici, totaled $0.5 million for the nine months ended October 31, 2012, the majority of which were incurred during the three months ended April 30, 2012. Such costs totaled $1.3 million and $2.5 million for the three and nine months ended October 31, 2011, all of which were incurred during the three months ended October 31, 2011, respectively. All transaction and related costs were expensed as incurred and recorded within “Selling, general and administrative” expenses.
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
For the three and nine months ended October 31, 2012, the Company recorded benefits of $1.3 million and $5.8 million, respectively, within “Selling, general and administrative” expenses for changes in the fair value of the GMT contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of October 31, 2012, the fair value of this contingent consideration was $3.8 million, and no payments had been made to the former GMT shareholders under this arrangement.
Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of GMT, totaled $0.3 million for the nine months ended October 31, 2012, the majority of which were incurred during the three months ended April 30, 2012. Such costs totaled $1.0 million for the nine months ended October 31, 2011, almost all of which were incurred during the three months ended October 31, 2011. All transaction and related costs were expensed as incurred and recorded within “Selling, general and administrative” expenses.
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
For the three and nine months ended October 31, 2012, the Company recorded a net benefit of $0.4 million and a net expense of $0.2 million, respectively, within “Selling, general and administrative” expenses for changes in the aggregate fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impact of revised expectations of achieving the performance targets, as well as decreases in the discount periods since the acquisition dates. As of October 31, 2012, the aggregate fair value of the contingent consideration obligations associated with these acquisitions was $15.2 million. During the three and nine months ended October 31, 2012, Verint made payments of $1.0 million and $5.2 million, respectively, to the respective former shareholders or asset owners under these arrangements. No such payments were made during the nine months ended October 31, 2011.
Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.1 million and $0.6 million for the three and nine months ended October 31, 2012, respectively.  Such costs totaled $0.6 million and $3.0 million for the three and nine months ended October 31, 2011, the majority of which were incurred during the three months ended October 31, 2011, respectively.  All transaction and related costs were expensed as incurred and recorded within "Selling, general and administrative" expenses.
As of January 31, 2012, the tax deductibility of $21.4 million of the goodwill associated with these business combinations, was still being assessed. Purchase price allocation adjustments, as discussed below, as well as fluctuations in foreign currency exchange rates reduced this goodwill to $16.6 million as of October 31, 2012, and the Company has concluded that $6.5 million of this goodwill is tax deductible, and $10.1 million is not tax deductible.
In connection with one of the foregoing business combinations, the purchase price allocation included liabilities for uncertain tax positions and certain other liabilities associated with pre-acquisition business activities of the acquired company.  As of January 31, 2012, the current and long-term liabilities for these matters were $4.0 million and $4.7 million, respectively, were reflected within current and long-term assets, respectively, recognizing the selling shareholders' contractual obligation to indemnify Verint for these pre-acquisition liabilities, and were measured on the same basis as the corresponding liabilities. As of October 31, 2012, the liability associated with certain other pre-acquisition business activities of the acquired company, and corresponding indemnification asset, were $3.1 million.  The change in these carrying values during the nine months ended October 31, 2012 reflects the derecognition of certain liabilities and corresponding indemnification assets and the impact of foreign currency exchange rate fluctuations.  These changes were offsetting and therefore did not impact the Company's condensed consolidated statements of operations for the three and nine months ended October 31, 2012.
As of October 31, 2012, the liability associated with pre-acquisition uncertain tax positions, and corresponding indemnification asset, were $2.9 million.  During the nine months ended October 31, 2012, these carrying values were impacted by foreign currency exchange rate fluctuations in offsetting amounts which therefore did not impact the Company's condensed consolidated statements of operations.  In addition, during the three months ended October 31, 2012, Verint met the criteria required to adjust a certain pre-acquisition uncertain tax position, so an applicable $1.1 million tax liability was reversed and was reflected as a component of "Income tax provision" for the three and nine months ended October 31, 2012 in the condensed consolidated statements of operations. Because the uncertain tax position was reversed, the Company also recorded a write-off of the corresponding $1.1 million indemnification asset, which is included in "Other (expense) income, net" for the same periods.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Purchase Price Allocations
As of January 31, 2012, the purchase price allocations for acquisitions completed during the fiscal year ended January 31, 2012 were initially provisional and were based on the information that was available to the Company as of the respective acquisition dates, and represented the Company's best estimates of the fair values of the assets acquired and liabilities assumed.
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
The purchase price allocation for the acquisition of GMT did not change subsequent to January 31, 2012.
No purchase price allocation adjustments were identified subsequent to April 30, 2012 and the purchase price allocations for all acquisitions executed during the fiscal year ended January 31, 2012 are now complete.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table sets forth the components and the allocations of the purchase price for the acquisition of Vovici, as well as the combined purchase prices for the Company's other individually insignificant acquisitions completed during the fiscal year ended January 31, 2012, reflecting all subsequent purchase price allocation adjustments:

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
Consideration for the acquisition of Iontas included contingent milestone-based payments tied to certain performance targets being achieved over the two-year period following the acquisition date. As of January 31, 2012, the estimated fair value of the remaining contingent consideration obligation was $1.7 million, which was subsequently paid to the former Iontas shareholders during the three months ended April 30, 2012. Verint has no further contingent consideration obligations for this business combination. For the nine months ended October 31, 2011, an increase of $0.2 million, in the fair value of this contingent consideration obligation was recorded as a charge to “Selling, general and administrative” expenses.
In December 2010, Verint acquired certain technology and other assets in a transaction that qualified as a business combination. The fair value of the liability for contingent consideration related to this acquisition increased by $1.9 million during the nine months ended October 31, 2011, resulting in a corresponding charge recorded within “Selling, general and administrative” expenses for that period. Substantially all of the increase occurred during the three months ended April 30,

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2011. The earned contingent consideration related to this acquisition was paid to the sellers during the three months ended October 31, 2011.
Pro Forma Information
The following table provides unaudited pro forma financial information attributable to Comverse Technology, Inc. for the three and nine months ended October 31, 2011, as if Vovici and GMT had been acquired on February 1, 2010. These unaudited pro forma results reflect certain adjustments related to these acquisitions, such as amortization expense on finite-lived intangible assets acquired from Vovici and GMT. The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions occurred on February 1, 2010, nor are they indicative of future operating results. The pro forma impact of the other business combinations completed during the fiscal year ended January 31, 2012 was not material to the Company’s historical condensed consolidated operating results and is therefore not presented.

	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2011
	(In thousands)
Total revenue	$203,362	$588,290
Net income (loss) attributable to Comverse Technology, Inc.	$35,768	$(65,800)

6.	GOODWILL
The change in the carrying amount of goodwill in the Company’s reportable segment for the nine months ended October 31, 2012 is as follows:

Verint
(In thousands)
For the Nine Months Ended October 31, 2012
Goodwill, gross, at January 31, 2012 (1)	$894,155
Accumulated impairment losses at January 31, 2012	—
Goodwill, net, at January 31, 2012	894,155
Effect of changes in foreign currencies and other	2,813
Goodwill, net, at October 31, 2012	$896,968
Balance at October 31, 2012
Goodwill, gross, at October 31, 2012	896,968
Accumulated impairment losses at October 31, 2012	—
Goodwill, net, at October 31, 2012	$896,968

(1)
Goodwill balances as of January 31, 2012 have been retrospectively adjusted to reflect measurement period adjustments to the purchase price allocations for several business combinations completed during the fiscal year ended January 31, 2012. These adjustments were identified during the three months ended April 30, 2012, and resulted from new information obtained about facts and circumstances that existed as of the respective acquisition dates. These adjustments reduced goodwill by $2.9 million in the Verint segment (see Note 5, Business Combinations).

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. No events or circumstances indicating the potential for goodwill impairment were identified during either the nine months ended October 31, 2012 or the nine months ended October 31, 2011.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.	INTANGIBLE ASSETS, NET
Intangible assets, net as of October 31, 2012 and January 31, 2012 were as follows:

	Useful Life	October 31, 2012	January 31, 2012
		(In thousands)
Gross carrying amount:
Intangible assets with finite lives:
Acquired technology	2 to 7 years	$93,802	$94,027
Customer relationships	4 to 10 years	225,941	225,554
Trade names	3 to 5 years	12,783	12,824
Non-competition agreements	3 to 10 years	5,776	5,779
Distribution network	10 years	2,440	2,440
Backlog	3 years	843	843
Total intangible assets with finite lives		341,585	341,467
In-process research and development with indefinite lives		2,500	2,500
		344,085	343,967
Accumulated amortization:
Acquired technology		60,947	49,732
Customer relationships		112,614	95,173
Trade names		10,395	9,805
Non-competition agreements		4,279	3,656
Distribution network		1,535	1,352
Backlog		62	19
		189,832	159,737
Total		$154,253	$184,230
Amortization of intangible assets was $9.8 million and $29.5 million for the three and nine months ended October 31, 2012, respectively, and $9.4 million and $25.7 million for the three and nine months ended October 31, 2011, respectively. There was no impairment of intangible assets for the nine months ended October 31, 2012 and 2011.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Estimated future amortization expense on finite-lived acquisition-related intangible assets for the remainder of the fiscal year and the four succeeding fiscal years and thereafter is as follows:

Fiscal Years Ending January 31,	(In thousands)
2013 (remainder of fiscal year)	$9,915
2014	34,510
2015	30,959
2016	29,568
2017	26,835
2018 and thereafter	19,966
$151,753

8.	DEBT
As of October 31, 2012 and January 31, 2012, debt is comprised of the following:

	October 31, 2012	January 31, 2012
	(In thousands)
Convertible debt obligations	$—	$2,195
Term loan:
Gross loan	592,500	597,000
Unamortized debt discount on term loan	(2,366)	(2,685)
Other debt	2,450	3,064
Total debt	592,584	599,574
Less: current portion	6,438	8,423
Total long-term debt	$586,146	$591,151
Convertible Debt Obligations
As of January 31, 2012, CTI had $2.2 million aggregate principal amount of outstanding Convertible Debt Obligations (the “Convertible Debt Obligations”). The Convertible Debt Obligations were not secured by any assets of the Company and were not guaranteed by any of CTI’s subsidiaries.
Each $1,000 principal amount of the Convertible Debt Obligations was convertible, at the option of the holder upon certain circumstances, into shares of CTI’s common stock at a conversion price of $17.9744 per share (equal to a conversion rate of 55.6347 shares per $1,000 principal amount of Existing Convertible Debt Obligations), subject to adjustment for certain events.
The Convertible Debt Obligations were convertible upon the occurrence of certain events, including during any period, if following the date on which the credit rating assigned to the Convertible Debt Obligations by S&P is lower than “B-” or upon the withdrawal or suspension of the Convertible Debt Obligations rating at CTI’s request. On August 19, 2010, S&P discontinued rating the Convertible Debt Obligations at which time they became convertible. Accordingly, the Convertible Debt Obligations were classified as current liabilities as of January 31, 2012.
In September 2012, CTI redeemed all outstanding convertible debt obligations for $2.2 million (100% of the principal amount of such convertible debt obligations).
Verint Credit Facilities
On May 25, 2007, Verint entered into a $675.0 million secured credit agreement (the “Prior Facility”) with a group of banks to fund a portion of the acquisition of Witness Systems Inc. (“Witness”). The Prior Facility was comprised of a $650.0

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

million 7-year term loan facility and a $25.0 million 6-year revolving line of credit. The borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010.
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
As of October 31, 2012, Verint had $592.5 million of gross outstanding borrowings under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, all of which was available as of that date.
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
As of October 31, 2012 and January 31, 2012, the interest rate on the Term Loan Facility was 4.50%. Including the impact of the 0.50% original issuance Term Loan Facility discount and the deferred debt issuance costs, the effective interest rate on Verint’s Term Loan Facility was approximately 4.91% as of October 31, 2012.
Verint incurred interest expense on borrowings under its credit facilities of $6.8 million and $20.3 million during the three and nine months ended October 31, 2012, respectively, and $6.9 million and $21.3 million during the three and nine months ended October 31, 2011, respectively. Verint also recorded $0.7 million and $2.1 million, respectively, during the three and nine months ended October 31, 2012 and 2011, for amortization of deferred debt issuance costs, which is reported within “Interest expense.” During the three and nine months ended October 31, 2012, Verint also recorded $0.1 million and $0.3 million, respectively, for amortization of the original issuance term loan discount, which is reported within “Interest expense.” During the three and nine months ended October 31, 2011, Verint recorded $0.1 million and $0.2 million, respectively, for amortization of the original issuance term loan discount.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
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

The Credit Agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the Credit Agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The Credit Agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1.00 and, thereafter, of no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of October 31, 2012, Verint was in compliance with such requirements.
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
Other Verint Indebtedness
In connection with a Verint business combination completed during the three months ended October 31, 2011, Verint assumed approximately $3.3 million of development bank and government debt in the Americas region. This debt is payable in periods through February 2017 and bears interest at varying rates. As of October 31, 2012, the majority of this debt bears interest at an annual rate of 7.00%. The carrying value of this debt was approximately $2.5 million as of October 31, 2012.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Debt Maturities
As of October 31, 2012, the Company’s debt maturities were as follows:

Fiscal Years Ending January 31
(In thousands)
2013 (Remainder of Year)	$1,515
2014	6,584
2015	6,631
2016	6,606
2017	6,614
2018 and thereafter	567,000
$594,950

9.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company's primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. Verint enters into these contracts in the normal course of business to mitigate risks and not for speculative purposes.
Forward Contracts
Under Verint's risk management strategy, Verint periodically uses derivative financial instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates.  Verint utilizes foreign exchange forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates.  These cash flow exposures result from portions of Verint's forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, primarily the Israeli shekel and the Canadian dollar.  Verint also periodically utilizes foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency.  Verint's joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlements of liabilities denominated in U.S. dollars.  These foreign currency forward contracts are reported at fair value on the condensed consolidated balance sheets and generally have maturities of no longer than twelve months, although occasionally Verint will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.
The counterparties to Verint's derivative financial instruments consist of several major international financial institutions.  Verint regularly monitors the financial strength of these institutions. While the counterparties to these contracts expose Verint to credit-related losses in the event of a counterparty's non-performance, the risk would be limited to the unrealized gains on such affected contracts. Verint does not anticipate any such losses.
Certain of these foreign currency forward contracts are not designated as hedging instruments under accounting guidance for derivatives, and gains and losses from changes in their fair values are therefore reported in “Other income (expense), net” in the condensed consolidated statements of operations. Changes in the fair values of foreign currency forward contracts that are designated and effective as cash flow hedges are recorded as part of other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. Such amounts are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the Company’s derivative positions and their respective fair values as of October 31, 2012 and January 31, 2012:

	October 31, 2012
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$36,749	Prepaid expenses and other current assets	$713
Total assets			$713
Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	$12,800	Other current liabilities	$155
Derivatives designated as hedging instruments
Short-term foreign currency forward	45,778	Other current liabilities	669
Total liabilities			$824

	January 31, 2012
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$62,719	Prepaid expenses and other current assets	$978
Total assets			$978
Liabilities
Derivatives not designated as hedging instruments
Short-term foreign currency forward	$14,510	Other current liabilities	$303
Derivatives designated as hedging instruments
Short-term foreign currency forward	16,907	Other current liabilities	227
Total liabilities			$530

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(254)
Derivatives designated as hedging instruments
Foreign currency forward	(1,670)	(440)	—
Total	$(1,670)	$(440)	$(254)

	Three Months Ended October 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$682
Derivatives designated as hedging instruments
Foreign currency forward	(985)	(607)	—
Total	$(985)	$(607)	$682

	Nine Months Ended October 31, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(123)
Derivatives designated as hedging instruments
Foreign currency forward	(868)	(1,205)	—
Total	$(868)	$(1,205)	$(123)

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended October 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward	$—	$—	$(1,225)
Derivatives designated as hedging instruments
Foreign currency forward	1,037	1,179	—
Total	$1,037	$1,179	$(1,225)

(1)	Amounts reclassified from accumulated other comprehensive income (“OCI”) into the statement of operations are classified as operating expenses.
The components of OCI related to cash flow hedges are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$(2,017)	$573	$514	$748
Unrealized (gains) losses on cash flow hedges	4,192	(1,591)	(343)	4,091
Reclassification adjustment for (losses) gains included in net gain (loss)	(153)	1,044	(293)	(4,509)
Changes in accumulated OCI on cash flow hedges, before tax	4,039	(547)	(636)	(418)
Other comprehensive (loss) income attributable to noncontrolling interest	(1,444)	465	372	157
Deferred income tax (provision) benefit	(258)	41	70	45
Discontinued operations adjustment	(310)	—	(310)	—
Changes in accumulated OCI on cash flow hedges, net of tax	2,027	(41)	(504)	(216)
Accumulated OCI related to cash flow hedges, end of the period	$10	$532	$10	$532

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10.	FAIR VALUE MEASUREMENTS
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
ARS. The Company determined the fair value of ARS on a quarterly basis by utilizing a discounted cash flow model, which considers, among other factors, assumptions about the (i) underlying collateral, (ii) credit risk associated with the issuer, and (iii) contractual maturity. The discounted cash flow model considers contractual future cash flows, representing both interest and principal payments. Future interest payments were projected using U.S. Treasury and swap curves over the remaining term of the ARS in accordance with the terms of each specific security and principal payments were assumed to be made at an estimated contractual maturity date taking into account applicable prepayments. Yields used to discount these payments were determined based on the specific characteristics of each security. Key considerations in the determination of the appropriate discount rate include the securities’ remaining term to maturity, capital structure subordination, quality and level of collateralization, complexity of payout structure, credit rating of the issuer, and the presence or absence of additional insurance. The Company had no investments in ARS as of October 31, 2012 (see Note 3, Investments).
Contingent consideration liabilities associated with business combinations. The Company values contingent consideration liabilities associated with business acquisitions using an estimated probability-adjusted discounted cash flow model. The fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. The fair value of contingent consideration is re-measured at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates or in the expectations of achieving the performance targets, are recorded in earnings. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. The Company utilized discount rates ranging from 3.1% to 16.5% in its calculations of the estimated fair values of our contingent consideration liabilities as of October 31, 2012.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of October 31, 2012 and January 31, 2012:
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of October 31, 2012

	October 31, 2012
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$71,383	$—	$—	$71,383
Derivative assets	—	713	—	713
	$71,383	$713	$—	$72,096
Financial Liabilities:
Derivative liabilities	$—	$824	$—	$824
Contingent consideration liabilities associated with business combinations	—	—	23,316	23,316
	$—	$824	$23,316	$24,140

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2012

	January 31, 2012
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$207,950	$—	$—	$207,950
Auction rate securities	—	—	272	272
Derivative assets	—	978	—	978
	$207,950	$978	$272	$209,200
Financial Liabilities:
Derivative liabilities	$—	$530	$—	$530
Contingent consideration liabilities associated with business combinations	—	—	38,646	38,646
	$—	$530	$38,646	$39,176

(1)
As of October 31, 2012 and January 31, 2012, money market funds of $69.3 million and $205.8 million, respectively, were classified in “Cash and cash equivalents” and as of each such date $2.1 million of money market funds were classified in “Restricted cash and bank time deposits” within the condensed consolidated balance sheets.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table is a summary of changes in the fair value of the Level 3 financial assets and liabilities, during the three and nine months ended October 31, 2012 and 2011:

	Level 3 Financial Assets and Liabilities
	Three Months Ended October 31,				Nine Months Ended October 31,
	2012		2011		2012		2011
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
	(In thousands)
Beginning balance	$—	$25,204	$52,612	$2,364	$272	$38,646	$73,163	$3,686
Sales and redemptions	—	—	(250)	—	(394)	—	(25,750)	—
Change in realized and unrealized gains included in other expense, net	—	—	120	—	156	—	8,011	—
Change in unrealized losses included in other comprehensive income	—	—	(1,463)	—	(34)	—	(4,443)	—
Contingent consideration liabilities associated with business combinations	—	—	—	32,800	—	—	—	33,704
Payments of contingent consideration	—	(1,000)	—	—	—	(6,902)	—	(4,107)
Change in fair value recorded in operating expenses	—	(888)	20	(541)	—	(8,428)	58	1,340
Ending balance	$—	$23,316	$51,039	$34,623	$—	$23,316	$51,039	$34,623

The Company did not recognize any transfers between levels of fair value measurement hierarchy during the three and nine months ended October 31, 2012 and 2011.
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
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.
Verint’s Credit Facilities
As of October 31, 2012 and January 31, 2012, the carrying amount of the Term Loan under Verint’s Credit Agreement was $590.1 million and $594.3 million, respectively, and the estimated fair value was $599.0 million and $597.0 million as of October 31, 2012 and January 31, 2012, respectively. The estimated fair value of the Term Loan is based upon the indicative bid and ask prices as determined by the agent responsible for the syndication of Verint’s term loan. The Company considers these inputs to be Level 3 of the fair value hierarchy, because the Company cannot reasonably observe activity in the limited market in which participations in the Term Loan are traded. The indicative prices provided to the Company at each of October 31, 2012 and January 31, 2012 did not significantly differ from par value.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.	STOCK-BASED COMPENSATION
Stock-based compensation expense associated with awards made by CTI and its subsidiaries are included in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands)
Stock options:
Product costs	$—	$4	$26	$122
Service costs	19	28	108	230
Research and development	22	32	132	378
Selling, general and administrative	45	222	486	2,032
	86	286	752	2,762
Restricted/Deferred stock awards:
Product costs	257	242	557	564
Service costs	545	491	1,423	1,445
Research and development	747	625	1,774	1,865
Selling, general and administrative	6,108	5,928	16,701	18,444
	7,657	7,286	20,455	22,318
Total	$7,743	$7,572	$21,207	$25,080
Stock-based compensation expense associated with awards granted by CTI and options granted by Starhome to Comverse's and Starhome's employees are included in discontinued operations and therefore not presented in the table above. For the three months ended October 31, 2012 and 2011, such stock-based compensation expense was $2.2 million and $1.1 million, respectively. For the nine months ended October 31, 2012 and 2011, such stock-based compensation expense was $6.0 million and $3.0 million, respectively.
CTI
Replacement and Modification of Equity-Based Compensation Awards
In connection with the Share Distribution, CTI's equity-based compensation awards held by CTI employees were modified and CTI 's equity-based compensation awards held by Comverse employees were replaced with Comverse's equity-based compensation awards. The modification and replacement of CTI's equity- based compensation awards occurred on November 1, 2012. The change in terms of CTI's equity-based awards held by CTI employees was considered a modification of an award. As a result, the Company compared the fair value of the awards immediately prior to the Share Distribution to the fair value of the awards immediately after the Share Distribution to measure incremental compensation cost. The modification resulted in an increase in the fair value of the awards. The amount of non-cash compensation expense was negligible. For a description of the treatment of CTI's equity-based compensation awards see Note 20, Subsequent Events, Equity-Based Compensation Awards.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Restricted Awards and Stock Options
CTI granted restricted stock unit ("RSU") awards, deferred stock unit (“DSU”) awards (collectively “Restricted Awards”) and stock options under its various stock incentive plans. The information below includes stock option activity for CTI and Comverse included in continuing operations and discontinued operations.
During the three and nine months ended October 31, 2012, CTI granted RSU awards covering an aggregate of 95,242 shares and 3,701,696 shares, respectively, of CTI’s common stock to certain executive officers and key employees.
During the three and nine months ended October 31, 2011, CTI granted DSU awards covering an aggregate of 35,000 shares and 1,360,116 shares, respectively, of CTI’s common stock to certain executive officers and key employees.
During the three and nine months ended October 31, 2012, CTI granted stock options to purchase an aggregate of 296,356 shares and 1,385,000 shares, respectively, of CTI's common stock to certain executive officers.
During the three and nine months ended October 31, 2012, 4,562 shares and 9,064 shares, respectively, of CTI common stock were issued upon exercise of stock options under CTI’s stock incentive plans. Total proceeds for these shares were negligible.
As of October 31, 2012, stock options to purchase 3,772,076 shares of CTI’s common stock and Restricted Awards with respect to 4,428,943 shares of CTI’s common stock were outstanding and 16,960,924 shares of CTI’s common stock were available for future grant under CTI’s Stock Incentive Compensation Plans.
The total fair value of Restricted Awards vested during the three and nine months ended October 31, 2012 was $0.7 million and $7.2 million, respectively, and during the three and nine months ended October 31, 2011 was $0.4 million and $9.2 million, respectively. As of October 31, 2012, the unrecognized compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $22.6 million, which is expected to be recognized over a weighted-average period of 2.19 years.
Outstanding stock options as of October 31, 2012 include unvested stock options to purchase 1,385,000 shares of CTI’s common stock with a weighted-average grant date fair value of $2.01, an expected term of 4 years and a total fair value of $2.8 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase CTI’s common stock was $2.5 million, which is expected to be recognized over a weighted-average period of 2.67 years.
The fair value of stock options to purchase CTI’s common stock vested during the three and nine months ended October 31, 2012 was $0 and $0.3 million respectively. The fair value of stock options to purchase CTI’s common stock vested during the three and nine months ended October 31, 2011 was $0 and $0.4 million, respectively.
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
During the three and nine months ended October 31, 2012, approximately 19,000 and 78,000 common shares of Verint Systems’ common stock were issued pursuant to stock option exercises, respectively, for total proceeds of $0.4 million and $1.4 million, respectively. During the three and nine months ended October 31, 2011, approximately 55,000 and 487,000 shares of Verint Systems' common stock were issued pursuant to stock option exercises, respectively, for total proceeds of $1.0 million and $9.7 million, respectively. As of October 31, 2012, Verint Systems had approximately 1.0 million stock options outstanding, of which all but 20,000 were exercisable as of such date.
Restricted Stock Units and Restricted Stock Awards
Verint Systems periodically awards restricted stock units, as well as shares of restricted stock, to its directors, officers and other employees. These awards contain various vesting conditions, and are subject to certain restrictions and forfeiture provisions prior to vesting.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

During the nine months ended October 31, 2012 and 2011, Verint Systems granted 1.2 million and 0.9 million restricted stock units, respectively, substantially all of which were granted during the three months ended April 30, 2012 and 2011, respectively. Forfeitures of restricted stock units in each period were not significant. As of October 31, 2012, Verint Systems had 1.5 million of restricted stock units outstanding, with a weighted-average grant date fair value of $31.52 per unit. Verint Systems did not grant any restricted stock awards during the nine months ended October 31, 2012 and 2011, and there were no unvested restricted stock awards outstanding as of October 31, 2012.
Substantially all of the restricted stock units granted during the nine months ended October 31, 2012 include a provision which allows these awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of Verint Systems' board of directors. As of October 31, 2012, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.
As of October 31, 2012, there was approximately $34.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.
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
During the nine months ended October 31, 2012 and 2011, grants and forfeitures of phantom stock units by Verint Systems were not significant. Total cash payments made upon vesting of phantom stock units were $2.3 million for the nine months ended October 31, 2012, of which only a negligible amount occurred during the three months ended October 31, 2012. Total cash payments made upon vesting of phantom stock units were $10.3 million for the nine months ended October 31, 2011, of which only a negligible amount occurred during the three months ended October 31, 2011. Total accrued liabilities for phantom stock units were $0.2 million and $1.9 million as of October 31, 2012 and January 31, 2012, respectively.
Stock Bonus Program
In September 2011, Verint Systems’ board of directors approved, and in December 2011 revised, a stock bonus program under which eligible Verint employees may receive a portion of their annual or quarterly bonuses (depending on the employee’s bonus plan) in the form of fully vested shares of Verint Systems’ common stock. As of October 31, 2012, executive officers of Verint were not eligible to participate in this program. This program is subject to annual funding approval by Verint Systems’ board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of Verint Systems’ common stock when the awards are calculated, reduced by a discount to be determined by Verint Systems’ board of directors each year (the "discount"). To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of Verint's common stock determined using a discounted average price of Verint's common stock, as described above.
For the fiscal year ended January 31, 2012, Verint Systems’ board of directors has approved up to 150,000 shares of Verint Systems’ common stock for awards under this program and a discount of 20% (the "2012 stock bonus program"). The total accrued liability for Verint's 2012 stock bonus program was $3.2 million as of January 31, 2012. Approximately 132,000 shares of common stock earned under Verint's 2012 stock bonus program were issued during the three months ended July 31, 2012, which, along with $0.1 million of awards settled with cash payments, settled Verint Systems’ obligations under Verint's 2012 stock bonus program.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In August 2012, Verint Systems' board of directors approved up to 150,000 shares of Verint Systems' common stock, and a discount of 15%, for awards under a stock bonus program for the fiscal year ending January 31, 2013 (the "2013 stock bonus program").  The total accrued liability for the 2013 stock bonus program was $2.0 million as of October 31, 2012.  Shares of Verint Systems' common stock earned under the 2013 stock bonus program in respect of the three months ended October 31, 2012 are expected to be issued during the three months ending January 31, 2013, and awards earned under the 2013 stock bonus program in respect of the three months and the fiscal year ending January 31, 2013 are expected to be issued during the first half of the fiscal year ending January 31, 2014.

12.	DISCONTINUED OPERATIONS
Comverse
On October 31, 2012, CTI completed its Share Distribution. Following the Share Distribution, CTI no longer holds any of Comverse's outstanding capital stock, and Comverse is an independent publicly-traded company.
In order to govern certain ongoing relationships between CTI and Comverse after the Share Distribution and to provide mechanisms for an orderly transition, CTI and Comverse entered into agreements relating to the provision of certain services and setting forth certain rights and obligations between them following the Share Distribution. CTI and Comverse have agreed, among other things, to indemnify each other against certain liabilities arising from their respective businesses and the services that will be provided under such agreements.
Agreements Related to the Share Distribution
CTI entered into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with Comverse in connection with the Share Distribution. In particular, the Distribution Agreement, among other things, provides for the allocation between Comverse and CTI of various assets, liabilities and obligations attributable to periods prior to the Share Distribution. Under the Distribution Agreement, Comverse has agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of Comverse's indemnification obligations are capped at $25.0 million and certain are uncapped. Specifically, the capped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that are known by CTI but not included on the net worth statement to be delivered by CTI at the closing of the Verint Merger. Comverse's uncapped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against liabilities relating to Comverse's business; claims by any shareholder or creditor of CTI related to the shared distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of Comverse (including but not limited to the Israeli optionholder suits discussed in Note 19, Commitment and Contingencies); any failure by Comverse to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of Comverse; claims related to the Starhome Disposition; certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement to be delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution. CTI has agreed to place $25.0 million in cash in escrow to support indemnification claims to the extent made against Comverse by CTI and its affiliates (including Verint after the Verint Merger), and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger will be released to Comverse. The escrow funds cannot be used for claims related to the Israeli optionholder suit. Comverse will also assume all pre−Share Distribution tax obligations of each of Comverse and CTI. As of October 31, 2012, CTI has recorded a receivable from Comverse of $13.9 million related to those tax obligations. The Company has classified the $25.0 million of cash it has agreed to place in escrow in "Restricted cash and bank time deposits" in the condensed consolidated balance sheet as of October 31, 2012.
Under the transition services agreement, each of Comverse and CTI will provide the other with certain services on an interim basis. Amounts payable for services provided under the transition services agreement will generally equal the costs and expenses incurred by the party providing the services, and a significant portion of the services that Comverse provides have fixed fees. Further, Comverse and CTI entered into a tax disaffiliation agreement that governs their respective rights, responsibilities and obligations after the Share Distribution with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. Comverse and CTI also entered into an

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

employee matters agreement, which allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs.
Starhome
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”). On September 19, 2012, CTI, in order to ensure it could meet the conditions to the Verint Merger, contributed to Comverse its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Starhome Disposition was completed on October 19, 2012.
Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million released after 18 months (less any claims made on or prior to such date) and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. Comverse received aggregate net cash consideration (including amounts deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of $4.5 million.
CTI and the other Starhome shareholders have made customary representations and warranties and covenants in the Starhome Share Purchase Agreement, including an agreement not to solicit Starhome employees or interfere with Starhome's clients, customers, suppliers, licensors or other business relationships for a period of four years following the closing. CTI has also agreed for a period of four years following the closing (October 19, 2012) that it will not, and will cause its affiliates (other than Verint) not to, create, design, develop or offer for sale any product or service which directly competes with any products or services offered by Starhome, subject to certain limited exceptions.
Comverse's and Starhome's results of operations included in discontinued operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands)
Total revenue	$196,426	$253,714	$529,309	$618,287

(Loss) income before income tax provision	(7,406)	30,062	(23,315)	11,234
Gain on sale of discontinued operations, net of tax	22,601	—	22,601	—
Income tax (provision) benefit	(395)	17,330	(14,109)	(16,479)
Total income (loss) from discontinued operations, net of tax	$14,800	$47,392	$(14,823)	$(5,245)

Income (loss) from discontinued operations, net of tax
Attributable to Comverse Technology, Inc.	$14,644	$46,773	$(15,989)	$(7,270)
Attributable to noncontrolling interest	$156	$619	$1,166	$2,025

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Comverse's and Starhome's assets and liabilities included in discontinued operations in the condensed consolidated balance sheets as of January 31, 2012 were as follows:

January 31,
2012
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$193,192
Restricted cash	28,893
Accounts receivable, net of allowance of $9,273	135,835
Inventories	29,991
Deferred cost of revenue	35,252
Deferred income taxes	10,108
Prepaid expenses and other current assets	56,157
Total current assets	489,428
Property and equipment, net	45,860
Goodwill	163,076
Intangible assets	22,034
Deferred cost of revenue	108,107
Deferred income taxes	10,153
Other assets	65,592
Total assets	$904,250
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$196,879
Deferred revenue	365,803
Deferred income taxes	8,742
Income taxes payable	2,302
Other current liabilities	853
Total current liabilities	574,579
Deferred revenue	204,681
Deferred income taxes	45,205
Note payable to CTI	8,536
Other long-term liabilities	154,025
Total liabilities	$987,026

13.	EQUITY ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC. AND NONCONTROLLING INTEREST
Noncontrolling interest represents minority shareholders’ interest in Verint Systems, the Company’s majority-owned subsidiary, and Starhome B.V., prior to its sale on October 19, 2012. The Company recognizes noncontrolling interest as a separate component of “Total equity” in the condensed consolidated balance sheets and recognizes income attributable to the noncontrolling interest as a separate component of “Net (loss) income” in the condensed consolidated statements of operations.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Components of equity attributable to Comverse Technology, Inc.’s and its noncontrolling interest are as follows:

	Nine Months Ended October 31, 2012			Nine Months Ended October 31, 2011
	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity	Comverse Technology, Inc.’s Shareholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance, January 31	$441,508	$111,244	$552,752	$413,008	$72,879	$485,887
Net (loss) income	(54,431)	21,113	(33,318)	(63,202)	16,462	(46,740)
Other comprehensive (loss)income	(11,112)	877	(10,235)	(4,825)	(1,951)	(6,776)
Stock-based compensation expense	8,401	—	8,401	7,150	—	7,150
Exercises of stock options	49	—	49	1,861	—	1,861
Impact from equity transactions of subsidiaries and other	12,832	6,901	19,733	15,268	12,035	27,303
Sale of Starhome	—	(8,339)	(8,339)	—	—	—
Share Distribution	48,722	—	48,722	—	—	—
Repurchase of common stock	(1,685)	—	(1,685)	(4,319)	—	(4,319)
Other	825	—	825	—	—	—
Balance, October 31	$445,109	$131,796	$576,905	$364,941	$99,425	$464,366

4.	EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMVERSE TECHNOLOGY, INC.’S SHAREHOLDERS
Basic loss per share attributable to Comverse Technology, Inc.’s shareholders is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted earnings (loss) per share attributable to Comverse Technology, Inc.’s shareholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested DSU and RSU awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive. The dilutive impact of subsidiary stock-based awards on Comverse Technology, Inc.’s reported net loss is recorded as an adjustment to net loss for the three and nine months ended October 31, 2012 and 2011, for the purposes of calculating loss per share.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The calculation of earnings (loss) per share attributable to Comverse Technology Inc.’s shareholders for the three and nine months ended October 31, 2012 and 2011, was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net loss attributable to Comverse Technology, Inc. from continuing operations - basic	$(10,960)	$(11,083)	$(38,442)	$(55,932)
Adjustment for subsidiary stock options	—	(37)	(145)	(88)
Net loss attributable to Comverse Technology, Inc. from continuing operations - diluted	$(10,960)	$(11,120)	$(38,587)	$(56,020)
Net income (loss) attributable to Comverse Technology, Inc. from discontinued operations- basic and diluted	$14,644	$46,773	$(15,989)	$(7,270)
Denominator:
Basic and diluted weighted average common shares outstanding	219,239	205,886	219,069	205,891
Earnings (loss) per share
Basic and diluted
Loss per share from continuing operations attributable to Comverse Technology, Inc.	$(0.05)	$(0.05)	$(0.18)	$(0.27)
Earnings (loss) per share from discontinued operations attributable to Comverse Technology, Inc.	0.07	0.22	(0.07)	(0.04)
Basic and diluted earnings (loss) per share	$0.02	$0.17	$(0.25)	$(0.31)
As a result of the Company’s net loss from continuing operations attributable to Comverse Technology, Inc. during the three and nine months ended October 31, 2012 and 2011, the diluted loss per share attributable to Comverse Technology, Inc.’s shareholders computation excludes 0.8 million, 0.8 million, 0.5 million and 0.9 million of contingently issuable shares, respectively, because the effect would be antidilutive.
The FASB’s guidance requires contingently convertible instruments be included in diluted earnings per share, if dilutive, regardless of whether a market price trigger has been met. The Convertible Debt Obligations meet the definition of a contingently convertible instrument. The Convertible Debt Obligations were excluded from the computation of diluted earnings per share attributable to Comverse Technology, Inc.’s shareholders because the effect would be antidilutive for the three and nine months ended October 31, 2012 and 2011.

15.	INCOME TAXES
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
For the nine months ended October 31, 2012, the Company recorded an income tax provision from continuing operations of $26.0 million, which represents an effective tax rate of 348.1%. The effective tax rate is greater than the US statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in certain of its U.S. and foreign jurisdictions in which the Company maintains valuation allowances against net deferred tax assets. The income tax provision from continuing operations for the nine months ended October 31, 2012 is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, certain tax contingencies and taxes recorded with respect to investments in affiliates.
For the nine months ended October 31, 2011, the Company recorded an income tax provision from continuing operations of $19.3 million, which represents an effective tax rate of (87.1%). The effective tax rate is negative due to the fact that the Company recorded income tax expense on a consolidated pre-tax loss, primarily due to the mix of income and losses by jurisdiction. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains a valuation allowance against certain of its U.S. and foreign net deferred tax assets. The income tax provision from continuing

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

operations for the nine months ended October 31, 2011 is comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, certain tax contingencies and taxes recorded with respect to investments in affiliates.
The change in the Company's effective tax rate for the nine months ended October 31, 2012, compared to the nine months ended October 31, 2011 primarily attributable to changes in the relative mix of income and losses across various jurisdictions, the effect of permanent book/tax differences and the changes in the basis of the Company's investment in Verint.
The Company currently maintains a deferred tax liability of approximately $36.5 million associated with its investment in Verint. The Verint Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes, and accordingly, CTI may eliminate the requirement to maintain the deferred tax liability. The Company anticipates releasing the deferred tax liability in the period in which the Verint Merger plan is approved. The release of this deferred tax liability will result in a tax provision benefit in the amount of the deferred tax liability at the time of its release.
The Company and Comverse entered into an agreement that governs their respective rights, responsibilities and obligations after the Share Distribution with respect to tax obligations, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. The agreement provides that Comverse will be responsible for all tax obligations with respect to periods before the Share Distribution. Accordingly, the Company recorded a tax indemnification receivable from Comverse of $13.9 million, offset by a $13.9 million increase in additional paid-in capital.
On September 19, 2012, the Company contributed to Comverse its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement .The Company had recorded a deferred tax asset and related valuation allowance of approximately $12.4 million for the three months ended July 31, 2012 in anticipation of its disposition of Starhome. The deferred tax asset and related valuation allowance were reversed through income from discontinued operations, net of tax in the three months ended October 31, 2012, upon the contribution of Starhome to Comverse.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign jurisdictions. During the three months ended October 31, 2012, the Company reassessed its valuation allowance requirements taking into consideration the distribution of Comverse and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As a result of the Share Distribution, unrecognized tax benefits decreased by approximately $281.4 million representing unrecognized tax benefits attributable to or assumed by Comverse in connection with the Share Distribution. As of October 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $43.6 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of October 31, 2012 could decrease by approximately $3.8 million in the next 12 months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits. The Company's income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties was $18.4 million as of October 31, 2012.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

16.	LEASES
In October 2012, Verint executed a lease agreement for occupancy of additional facility space in Israel, which extends from November 2012 through October 2022.  Verint has the right to terminate the lease after 2 years, with appropriate notice but otherwise without penalty. The aggregate minimum lease commitment over the 10-year term of this new lease, excluding operating expenses, is approximately $5.2 million.

17.	BUSINESS SEGMENT INFORMATION
The Company has one reportable segment, Verint. The results of CTI's holding company operations, are included in the column captioned “All Other” as part of the Company's business segment presentation.
On October 31, 2012, CTI completed the Share Distribution. Accordingly, the Company no longer presents the reportable segments Comverse BSS and Comverse VAS and Comverse's operations previously included in “All Other” have been removed therefrom as Comverse's results of operations are included in discontinued operations for the three and nine months ended October 31, 2012 and 2011. In addition, on August 1, 2012, CTI entered into the Starhome Share Purchase Agreement with unaffiliated purchasers, and accordingly, Starhome's results of operations, which previously were included in “All Other,” are included in discontinued operations for the three and nine months ended October 31, 2012 and 2011.
Segment Performance
The Company evaluates its business by assessing the performance of its operating segment. CTI’s Chief Executive Officer is its chief operating decision maker (“CODM”). The CODM uses segment performance, as defined below, as the primary basis for assessing the financial results of the operating segment and for the allocation of resources. Segment performance, as the Company defines it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies.
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) strategic evaluation related costs; (v) litigation settlements and related costs; (vi) acquisition-related charges; and (vii) certain other gains and charges, including changes in the fair value of contingent consideration liabilities associated with business combinations. Compliance-related professional fees relate to fees and expenses recorded in connection with the Company’s efforts to (a) complete certain financial statements and audits of such financial statements, (b) become current in its periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting. Strategic evaluation related costs include financial advisory, accounting, tax, consulting and legal fees incurred in connection with the Company's evaluation of strategic alternatives, including the proposed Verint Merger.
In evaluating Verint segment’s performance, management uses segment revenue, which consists of revenue generated by the segment. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three and nine months ended October 31, 2012 and 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a stand-alone basis with respect to acquisitions consummated by Verint.

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, depreciation and amortization, and other non-cash items for the three and nine months ended October 31, 2012 and 2011:

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Verint	All Other	Consolidated
	(In thousands)
Three Months Ended October 31, 2012
Total revenue	$201,520	$—	$201,520
Total costs and expenses	$184,749	$10,058	$194,807
Income (loss) from operations	$16,771	$(10,058)	$6,713
Computation of segment performance:
Total revenue	$201,520	$—
Segment revenue adjustment	1,130	—
Segment revenue	$202,650	$—
Total costs and expenses	$184,749	$10,058
Segment expense adjustments:
Stock-based compensation expense	6,685	1,058
Amortization of acquisition-related intangibles	9,805	—
Strategic evaluation related costs	9,580	773
Other	2,001	1,414
Segment expense adjustments	28,071	3,245
Segment expenses	156,678	6,813
Segment performance	$45,972	$(6,813)
Interest expense	$(7,698)	$(120)	$(7,818)
Depreciation and amortization	$(14,211)	$(63)	$(14,274)
Other non-cash items (2)	$(2)	$—	$(2)

(1)	Consists of changes in the fair value of contingent consideration liabilities associated with business combinations.

(2)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Verint	All Other	Consolidated
	(In thousands)
Three Months Ended October 31, 2011
Total revenue	$199,364	$—	$199,364
Total costs and expenses	$181,082	$19,101	$200,183
Income (loss) from operations	$18,282	$(19,101)	$(819)
Computation of segment performance:
Total revenue	$199,364	$—
Segment revenue adjustment	5,211	—
Segment revenue	$204,575	$—
Total costs and expenses	$181,082	$19,101
Segment expense adjustments:
Stock-based compensation expense	6,650	922
Amortization of acquisition-related intangibles	9,368	—
Compliance-related professional fees	3	920
Strategic evaluation related costs	—	3,164
Litigation settlements and related costs	—	4,882
Acquisition-related charges	2,183	—
Other	2,329	(1)
Segment expense adjustments	20,533	9,887
Segment expenses	160,549	9,214
Segment performance	$44,026	$(9,214)
Interest expense	$(7,905)	$(4)	$(7,909)
Depreciation and amortization	$(13,613)	$(63)	$(13,676)
Other non-cash items (2)	$(44)	$—	$(44)

(1)	Consists of changes in the fair value of contingent consideration liabilities associated with business combinations.

(2)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Verint	All Other	Consolidated
	(In thousands)
Nine Months Ended October 31, 2012
Total revenue	$610,581	$—	$610,581
Total costs and expenses	$546,564	$34,291	$580,855
Income (loss) from operations	$64,017	$(34,291)	$29,726
Computation of segment performance:
Total revenue	$610,581	$—
Segment revenue adjustment	7,376	—
Segment revenue	$617,957	$—
Total costs and expenses	$546,564	$34,291
Segment expense adjustments:
Stock-based compensation expense	18,318	2,889
Amortization of acquisition-related intangibles	29,466	—
Compliance-related professional fees	—	144
Strategic evaluation related costs	12,919	904
Other	(3,759)	1,414
Segment expense adjustments	56,944	5,351
Segment expenses	489,620	28,940
Segment performance	$128,337	$(28,940)
Interest expense	$(23,283)	$43	$(23,240)
Depreciation and amortization	$(42,476)	$(189)	$(42,665)
Other non-cash items (2)	$(539)	$—	$(539)

(1)	Consists of changes in the fair value of contingent consideration liabilities associated with business combinations.

(2)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Verint	All Other	Consolidated
	(In thousands)
Nine Months Ended October 31, 2011
Total revenue	$570,655	$—	$570,655
Total costs and expenses	$512,129	$63,728	$575,857
Income (loss) from operations	$58,526	$(63,728)	$(5,202)
Computation of segment performance:
Total revenue	$570,655	$—
Segment revenue adjustment	6,173	—
Segment revenue	$576,828	$—
Total costs and expenses	$512,129	$63,728
Segment expense adjustments:
Stock-based compensation expense	20,841	4,239
Amortization of acquisition-related intangibles	25,664	—
Compliance-related professional fees	1,011	18,326
Strategic evaluation related costs	—	6,288
Litigation settlements and related costs	—	4,970
Acquisition-related charges	7,377	—
Other	4,335	17
Segment expense adjustments	59,228	33,840
Segment expenses	452,901	29,888
Segment performance	$123,927	$(29,888)
Interest expense	$(24,556)	$(15)	$(24,571)
Depreciation and amortization	$(39,152)	$(196)	$(39,348)
Other non-cash items (2)	$(266)	$—	$(266)

(1)	Consists of changes in the fair value of contingent consideration liabilities associated with business combinations.

(2)	Other non-cash items consist of write-downs of property and equipment.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

18.	RELATED PARTY TRANSACTIONS
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
With respect to the Comverse Board, CTI agreed that, immediately prior to the Share Distribution, it would cause the Comverse Board to be comprised of seven directors, one of whom shall be the chief executive officer of Comverse, three of whom shall be designated by the CTI Board (initially Susan Bowick and Mark Terrell and a director to be named in the near term), and three of whom shall be designated by Cadian Capital (which three shall be James Budge, Stephen Andrews and Doron Inbar), each of whom are acceptable to the CTI Board to serve as directors of the Comverse Board. Accordingly, on October 30, 2012, the CTI Board, in CTI's capacity as the sole stockholder of Comverse, resolved to increase the size of the Comverse Board, immediately prior to the Share Distribution to seven directors and to appoint James Budge, Steven Andrews and Doron Inbar to fill three of the resulting four vacancies in accordance with the Letter Agreement. The CTI Board also resolved on October 30, 2012, in CTI's capacity as the sole stockholder of Comverse, to appoint Henry R. Nothhaft to fill the remaining vacancy on the Comverse Board and the other members of the Comverse Board appointed him to serve as Chairman.
The “Applicable Standard” means, with respect to any decision of a board of directors or any individual director with regard to whether to approve or find acceptable any nominee or designee for election or appointment as a director, such board of directors or director acting reasonably and in good faith but in no event constrained from exercising its, his or her fiduciary duties.
In addition, each member of the Cadian Group agreed that (a) it would vote all securities of CTI over which it has beneficial ownership in favor of the Share Distribution and publicly announce its intention to vote in favor of the Share Distribution (provided, that the terms and conditions of the Share Distribution are, in the reasonable business judgment of Cadian Capital, fair and reasonable to, and in the best interests of, CTI shareholders) and (b) if a merger between CTI and Verint is proposed on terms and conditions that, in the reasonable business judgment of Cadian Capital acting in good faith, are fair and reasonable to, and in the best interests of, both CTI shareholders and Verint stockholders, it will vote all securities of CTI and Verint over which it has beneficial ownership in favor of such merger and publicly announce its intention to vote in favor of such merger.
In consideration of the foregoing, CTI agreed to reimburse up to $300,000 and CTI did reimburse approximately $263,000 of the reasonable, out-of-pocket documented expenses of the Cadian Group.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The Verint Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and it is a condition to the completion of the Verint Merger that each of CTI and Verint receive tax opinions from their respective counsel stating that the Verint Merger should be treated as a reorganization qualifying under Section 368(a) of the Internal Revenue Code. Verint has informed us that prior to completion of the Verint Merger, it may seek a private letter ruling from the Internal Revenue Service (the “IRS”) to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code; however, there can be no assurance that it will seek to obtain a ruling from the IRS or that the IRS will grant such a ruling. If the IRS were to determine, prior to completion of the Verint Merger, that the Verint Merger does not qualify as a reorganization under Section 368(a) of the Code, or there is substantial doubt that a favorable ruling would eventually be obtained, it is unlikely that CTI's and Verint's respective counsel would deliver the required opinions and the completion of the Verint Merger might not occur.
As of October 31, 2012, CTI held approximately 40.6% of the total number of shares of Verint Common Stock outstanding and also all of Verint's outstanding Series A Convertible Perpetual Preferred Stock (“Verint Preferred Stock”) which, if converted, would result in CTI holding in the aggregate approximately 53.5% of the total number of shares of Verint Common Stock outstanding.
The share exchange provision of the Verint Merger Agreement provides that each holder of CTI common shares will receive new shares of Verint Common Stock representing such holder's pro rata portion of an aggregate number of shares of Verint Common Stock equal to the sum of (1) the number of shares of Verint Common Stock held by CTI immediately prior to the completion of the Verint Merger (including the shares of Verint Common Stock issuable upon conversion of the Verint Preferred Stock held by CTI at a conversion price of $32.66) plus (2) additional shares of Verint Common Stock the number of which is equal to the dollar value described below (the “Target Amount”) divided by the average of the daily volume weighted averages of the trading prices of Verint Common Stock on the NASDAQ Global Market during the 20 consecutive trading days ending on the second trading day immediately prior to the closing date of the Verint Merger (the “Average Closing Price”), plus (3) an additional number of shares of Verint Common Stock based on the positive net worth of CTI (as determined in accordance with the Verint Merger Agreement) immediately prior to the completion of the Verint Merger, up to a maximum of dollar value of $10.0 million. The Target Amount is $25.0 million, however it will be reduced to $0, if prior to the completion of the Verint Merger, CTI beneficially owns less than 50% of the outstanding shares of Verint Common Stock (on an as-exercised and fully diluted basis), unless CTI owns less than 50% of the Verint Common Stock because Verint issued new shares of voting securities after the date of the Verint Merger Agreement. The number of shares of Verint Common Stock into which one share of CTI common stock will convert as a result of the Verint Merger is referred to herein as the “Exchange Ratio.”
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
The completion of the Verint Merger is subject to several conditions that the parties believe are customary for transactions of this type, including, among others, (1) the approval of the Verint Merger Agreement by Verint's stockholders and CTI's shareholders, as well as, in the case of Verint, by the affirmative vote of holders representing a majority of shares of Verint Common Stock that are not held by CTI or its subsidiaries, (2) the absence of a material adverse effect with respect to

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Verint, CTI or Comverse, (3) effectiveness of the Form S-4 registration statement registering the issuance of the Verint Common Stock in the Verint Merger and the absence of any stop order (or proceedings seeking a stop order) in respect thereof, (4) authorization for listing on the NASDAQ Stock Market of the Verint Common Stock to be issued in the Verint Merger and (5) receipt of tax opinions from Verint's and CTI's respective counsel stating that the Verint Merger should be treated as a reorganization qualifying under Section 368(a) of the Internal Revenue Code.
In addition, completion of the Verint Merger by Verint is subject to other conditions, including (1) receipt of confirmation of the positive net worth of CTI (as determined in accordance with the Verint Merger Agreement), (2) receipt of copies of the opinions with respect to the capital adequacy of CTI and Comverse delivered to the CTI Board of Directors from a nationally recognized provider of such opinions, and (3) determination by Verint's board of directors (in good faith after consultation with counsel) that there are no pending or threatened actions (other than shareholder actions arising out of the Verint Merger or the Share Distribution) that create a liability to Verint in excess of $10.0 million or a material adverse effect on CTI, taking into account certain indemnification obligations.
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
The Verint Merger Agreement provides certain termination rights to both Verint and CTI, and further provides that in connection with the termination of the Verint Merger Agreement under specified circumstances, Verint may be required to pay CTI, or CTI may be required to pay Verint, a fee of $10.0 million and/or such party's out-of-pocket expenses. Furthermore, upon termination of the Verint Merger Agreement under certain circumstances, CTI and Verint would be entitled to certain rights and subject to certain obligations set forth in the Governance and Repurchase Rights Agreement, that is described below.
The terms of the Verint Merger Agreement were negotiated between CTI and a special committee of the board of directors of Verint consisting solely of independent directors not affiliated with CTI. The Verint Merger Agreement was approved by the board of directors of Verint based on the recommendation of the special committee and by CTI's Board of Directors.
During the three and nine months ended October 31, 2012, CTI and Verint incurred expenses of $10.4 million and $14.2 million, respectively, consisting primarily of legal and other professional fees, associated with this matter, which have been expensed as incurred and are reflected within selling, general and administrative expenses. The Company expects to continue to incur such expenses through, and possibility beyond, the completion of the Verint Merger, including certain professional fees which were contingent upon execution of the Verint Merger Agreement.
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
Pursuant to the Governance and Repurchase Rights Agreement, in the event the Verint Merger Agreement is terminated either because (i) the Share Distribution or a Comverse disposition had failed to occur by April 30, 2013 (but only if CTI shareholder approval was obtained) or (ii) a knowing or deliberate breach by CTI of its obligations under the Verint Merger Agreement was not cured within 30 days of notice (“Trigger Events”), then during the 18 months following such termination, unless the Governance and Repurchase Rights Agreement is terminated earlier in accordance with its terms (the “Option Period”), Verint will use commercially reasonable efforts to cause its board of directors to be comprised of (1) nine directors for so long as the Letter Agreement dated May 30, 2012 among CTI, Cadian Capital Management, LLC (“Cadian Capital”),

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Cadian Fund LP, Cadian Master Fund LP and Cadian GP LLC (the “Cadian Agreement”) remains in effect and (2) seven directors in the event the Cadian Agreement is no longer in effect. Each party has agreed to use commercially reasonable efforts to ensure that any slate of nominees recommended for election to the Verint board of directors during the Term (as defined below) will include the following individuals: (a) for so long as CTI beneficially owns 50% or more of Verint's outstanding voting securities (on an as-exercised and fully diluted basis) and the Cadian Agreement remains in effect, up to two nominees designated by CTI and up to three nominees designated by Cadian Capital, (b) for so long as either CTI beneficially owns more than 30% but less than 50% of Verint's outstanding voting securities (on an as-exercised and fully diluted basis) and the Cadian Agreement remains in effect or CTI owns more than 50% of Verint's outstanding voting securities (on an as-exercised and fully diluted basis) and the Cadian Agreement is no longer in effect, up to two nominees designated by CTI, and (c) for so long as CTI beneficially owns more than 15% but less than 30% of Verint's outstanding voting securities (on an as-exercised and fully diluted basis), one nominee designated by CTI. During the Term (as defined below) and for so long as the Cadian Agreement remains in effect, CTI is not permitted to amend any of the terms or conditions of the Cadian Agreement relating to Verint or its board of directors, including the requirement contained in the Cadian Agreement that all Verint directors designated by Cadian Capital qualify as “independent” pursuant to the NASDAQ listing standards, without Verint's prior written consent.
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
The Verint Call Option will automatically terminate in the event that CTI beneficially owns less than 50% of Verint's outstanding voting securities (on an as-exercised and fully diluted basis), with several exceptions, as defined in the Governance and Repurchase Rights Agreements.
The Governance and Repurchase Rights Agreement will terminate upon the earlier of the expiration of the Option Period and the date on which CTI consummates a transaction involving CTI pursuant to which the CTI shareholders immediately preceding such transaction would hold securities representing less than 50% of the total outstanding voting power of the surviving or resulting entity of such transaction, unless the Verint Call Option had been exercised at that time, in which case the termination date will be extended until the consummation of the Verint Call Option (such period, the “Term”).

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Merger Accounting
For financial reporting purposes, the Merger, if completed, will be accounted for as the acquisition of CTI by Verint, with Verint as the continuing reporting entity, in a combination of entities under common control. Common control transactions are transfers and exchanges between entities that are under the control of the same parent, or are transactions in which all of the combining entities are controlled by the same party or parties before and after the transaction and that control is not transitory. When accounting for a transfer of assets or exchange of shares between entities under common control, the entity receiving the net assets or the equity interests recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of the transfer.
In the Merger, CTI's shareholders would exchange their CTI shares for new shares of Verint's common stock and CTI's equity interests in Verint would be canceled. Upon the issuance of new shares of Verint's common stock to CTI's shareholders and the corresponding cancellation of CTI's holdings of shares of Verint's common stock and Preferred Stock upon completion of the Merger, Verint's total consolidated stockholders' equity would be adjusted to reflect the carrying value of our Preferred Stock, and the carrying values of CTI's net assets, other than its equity interests in Verint, as increases to Verint's additional paid-in capital.
Following the October 31, 2012 Share Distribution, the net assets of CTI consist primarily of its controlling equity interests in Verint, as well as certain residual cash and cash equivalents and other sundry net assets. In addition, CTI has NOL carryforwards for income tax reporting purposes. At the completion of the Merger, the deferred tax assets attributable to CTI's NOL carryforwards are expected to be fully offset by unrecognized tax benefits and valuation allowances. No CTI employees, operations or business processes would move to the combined company in the Merger. As a result, Verint's existing net assets and operations would represent the vast majority of the net assets and all of the operations of the combined company.
Agreements Related to the Share Distribution
CTI entered into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with Comverse in connection with the Share Distribution. Under the Distribution Agreement, among other things, Comverse has agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and Share Distribution (see Note 12, Discontinued Operations).
Verint Series A Convertible Perpetual Preferred Stock
On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (the “Securities Purchase Agreement”), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (the “preferred stock”), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through October 31, 2012 and January 31, 2012, cumulative, undeclared dividends on the preferred stock were $69.4 million and $59.0 million, respectively. As of October 31, 2012 and January 31, 2012, the liquidation preference of the preferred stock was $362.4 million and $352.0 million, respectively.
Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of October 31, 2012 and January 31, 2012, the preferred stock could be converted into approximately 11.1 million and 10.8 million shares of Verint Systems’ common stock, respectively.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Under the Verint Merger Agreement, the parties have agreed that the Verint Merger and the other transactions contemplated by the Verint Merger Agreement will not constitute fundamental change events under the terms of the Preferred Stock.

19.	COMMITMENTS AND CONTINGENCIES
Guarantees
Verint provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are generally backed by standby letters of credit or surety bonds, certain of which are cash collateralized and accounted for as restricted cash and bank time deposits. Verint is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2012 and October 31, 2011, Verint believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on its consolidated results of operations, financial position or cash flows. Verint also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $37.3 million and $41.2 million as of October 31, 2012 and January 31, 2012, respectively, are generally scheduled to be released upon Verint's performance of specified contracts milestones, a majority of which are scheduled to be completed at various dates through January 31, 2013.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

certain current or former employees from exercising certain stock options. The Company intends to vigorously defend these actions.
Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI’s negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties’ ability to investigate and assert the unique facts, claims and defenses in these cases. On April 4, 2012, plaintiffs filed a motion to lift the stay based on the resolution of the actions in the United States. On May 7, 2012, the court lifted the stay, and the plaintiffs have filed an amended complaint and motion to certify a class of plaintiffs in a single consolidated class action. Defendants filed their responses on November 11, 2012 and the parties are awaiting for the court to set a further case schedule.
Separately, on July 13, 2012, plaintiffs filed a motion seeking an order that CTI hold back $150 million in assets as a reserve to satisfy any potential damage awards that may be awarded in this case, but did not seek to enjoin the Share Distribution. The Company does not believe that the motion has merit. On July 25, 2012, the court ordered that it will not rule on the motion until after it rules on plaintiffs' motion to certify a class of plaintiffs. On August 16, 2012, plaintiffs filed a motion for leave to appeal the court's order to the Israeli Supreme Court. The parties are awaiting a decision.
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
Indemnifications
In the normal course of business, we provide indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of our products.  Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
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

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

insurance coverage that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. The Company is not able to estimate the fair value of these indemnification agreements in excess of applicable insurance coverage, if any.

20.	SUBSEQUENT EVENTS
Equity-Based Compensation Awards
In connection with the Share Distribution, CTI's equity-based compensation awards were treated as follows:
Stock Option Awards
CTI options were adjusted as described below based on (1) the optionholder's employer following the Share Distribution and (2) whether the CTI options had an exercise price that is (A) less than $10.52 per share (referred to as the Group A options) or (B) equal to or greater than $10.52 per share (referred to as the Group B options).
As of the Share Distribution date, CTI options (Group A and Group B) held by Comverse's officers and employees were replaced with options for shares of Comverse common stock. As of the Share Distribution date, CTI options (Group A and Group B) held by CTI employees and by Verint employees remained CTI options.
As of the Share Distribution date, there were outstanding Group A options to purchase 374,800 CTI common shares, all of which were held by Comverse's officers and employees. The exercise price of the Group A options were adjusted such that the exercise price is equal to one hundred percent (100%) of the published closing trading price of a share of Comverse's common stock on the NASDAQ Stock Exchange on November 1, 2012. The number of shares of Comverse common stock subject to the Group A options were adjusted such that for each award, the aggregate Black-Scholes value of the Group A options immediately after the Share Distribution date was equal to the aggregate Black-Scholes value of the Group A options immediately before the Share Distribution date. The adjusted Group A options have a new term of ten years beginning on November 1, 2012. Any fractional shares resulting from the adjustment were rounded down to the nearest whole share. All other terms of the Group A options remained the same, including continued vesting pursuant to the current terms of the awards.
As of the distribution date, there were outstanding Group B options to purchase 1,863,577 CTI common shares. Comverse's officers and employees held Group B options to purchase 1,716,978 CTI common shares and CTI officers and employees and Verint officers and employees held options to purchase 146,599 CTI common shares. The exercise price of the Group B options held by Comverse's officers and employees was adjusted such that the exercise price is two hundred percent (200%) of the published closing trading price of a share of Comverse common stock on the NASDAQ Stock Exchange on November 1, 2012. The number of shares of Comverse common stock subject to the Group B options were adjusted such that for each award the aggregate Black-Scholes value of the Group B Options immediately after the Share Distribution date is equal to the aggregate Black-Scholes value of the Group B options immediately before the Share Distribution date. The adjusted Group B options have a remaining term that is the same as the existing option term. Any fractional shares resulting from the adjustment were rounded down to the nearest whole share. All other terms of the Group B options remained the same, including continued vesting pursuant to the current terms of the awards.
The exercise price and the number of shares underlying CTI options held by CTI officers and employees and Verint officers and employees were adjusted as described above for the Group B options (as all such options have an exercise price that is equal to or greater than $10.52 per share) except that these optionholders retained options to purchase CTI common shares which were adjusted such that the exercise price is equal two hundred percent (200%) of the published closing trading price of a CTI common share on the NASDAQ Stock Exchange (traded the “regular way”) on November 1, 2012. Any fractional shares resulting from the adjustment were rounded down to the nearest whole share. All other terms of the options remained the same, including continued vesting pursuant to the current terms of the awards.
As of the Share Distribution date, there were 1,533,699 CTI options that were in the money. CTI options that were “in the money,” (i.e., where the exercise price is less than the trading price of the CTI stock) were adjusted or replaced in a manner that preserved the aggregate in-the-money value and the ratio of exercise price to fair-market value of such options. The term of these awards was not changed. All other terms of the options remained the same, including continued vesting pursuant to the current terms of the awards.

COMVERSE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Unvested Restricted Stock Units (RSUs) and Unvested Deferred Stock Units (DSUs)
As of November 1, 2012, unvested CTI RSUs and unvested CTI DSUs held by Comverse's officers and employees were replaced with Comverse DSUs and RSUs. Following the Share Distribution date, the number of shares of Comverse common stock underlying the replaced RSUs and DSUs were equal to (1) the number of CTI common shares underlying the CTI RSUs and CTI DSUs held as of the Share Distribution date multiplied by (2) a ratio, the numerator of which is equal to the published closing trading price of a CTI common share on the NASDAQ Stock Exchange (traded the “regular way”) on the day prior to November 1, 2012 and the denominator of which is equal to the published closing trading price of a share of Comverse common stock on the NASDAQ Stock Exchange on November 1, 2012. In lieu of issuing fractional RSUs or DSUs, a cash payment equal to the value of the fractional share was made to the holder, which payment was nominal. All other terms and conditions of the RSUs and DSUs remained the same, including continued vesting pursuant to the current terms of the awards.
As of the Share Distribution date, unvested CTI RSUs and unvested CTI DSUs held by CTI directors, officers and employees remained CTI RSUs or CTI DSUs. Following the distribution date, the number of CTI common shares underlying the CTI RSUs and CTI DSUs were equal to (1) the number of CTI shares of common stock underlying the CTI RSUs and CTI DSUs held as of the distribution date multiplied by (2) a ratio, the numerator of which is equal to the published closing trading price of a CTI common share on the NASDAQ Stock Exchange (traded the “regular way”) on the day prior to November 1, 2012 and, the denominator of which is equal to the published closing trading price of a CTI common share on the NASDAQ Stock Exchange (traded “ex-dividend”) on November 1, 2012. In lieu of issuing fractional RSUs or DSUs, a cash payment equal to the value of the a fractional share, was made to the holder, which payment was nominal. All other terms of the CTI RSUs and CTI DSUs remained the same, including vesting pursuant to the current terms of the awards.
The following table presents the combined activity of all the CTI stock incentive plans in connection with the Share Distribution:

	Stock options
	Group A	Group B	In the money	Total	RSUs /DSUs
Outstanding as of the Share Distribution date	374,800	1,863,577	1,533,699	3,772,076	4,428,943
Less: Held by Comverse's officers, employees and consultants replaced with Comverse's options, RSU /DSU.	374,800	1,716,978	1,533,699	3,625,477	3,785,006
Held by CTI and Verint officers and employees as of the Share Distribution	—	146,599	—	146,599	643,937
Modified options / RSUs and DSUs held by CTI and Verint officers and employees post Share Distribution	—	64,369	—	64,369	1,248,089
The change in terms of CTI's equity-based awards held by CTI employees was considered a modification of an award. As a result, the Company compared the fair value of the awards immediately prior to the Share Distribution to the fair value of the awards immediately after the Share Distribution to measure incremental compensation cost. The modification resulted in an increase in the fair value of the awards. The amount of non-cash compensation expense was negligible.

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
OVERVIEW
Corporate Structure
CTI is a holding company that, subsequent to the Share Distribution (as defined below) that occurred on October 31, 2012, conducts business through its majority-owned subsidiary, Verint Systems. Prior to the Share Distribution, CTI also conducted business through its wholly-owned subsidiary, Comverse, Inc. (together with its subsidiaries, “Comverse”), and prior to the completion of the Starhome Disposition (as defined below) on October 19, 2012, through its majority-owned subsidiary Starhome as well. Comverse's and Starhome's assets and liabilities and results of operations are included in discontinued operations. See note 12 to the condensed consolidated financial statements included in this Quarterly Report.
As a result of the Comverse Share Distribution and the Starhome Disposition, we have one reportable segment, Verint, comprised of Verint Systems Inc. and its subsidiaries. The results of operations of all of CTI's holding company operations are included in the column captioned “All Other” as part of our business segment presentation. As a result of the Share Distribution, we no longer present the reportable segments Comverse BSS and Comverse VAS and Comverse's operations previously included in “All other” have been removed therefrom as Comverse's results of operations are included in discontinued operations for the three and nine months ended October 31, 2012 and 2011. In addition, on August 1, 2012, CTI entered into the Starhome Share Purchase Agreement with unaffiliated purchasers, and accordingly, Starhome's results of operations, which previously were included in “All Other,” are included in discontinued operations for the three and nine months ended October 31, 2012 and 2011.
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
As of November 15, 2012, CTI held 40.6% of the outstanding shares of Verint Systems’ common stock and 100% of the outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.001 per share, of Verint Systems (or the preferred stock), giving CTI aggregate beneficial ownership of 53.5% of Verint Systems’ common stock. The common stock of Verint Systems is publicly traded on the NASDAQ stock exchange (NASDAQ Global Market) under the symbol "VRNT" and Verint Systems files separate periodic and current reports with the SEC, which are available on its website, www.verint.com, and on the SEC’s website at www.sec.gov.

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
Strategic Transactions
Share Distribution
On October 31, 2012, CTI completed its previously announced spin-off of Comverse as an independent, publicly-traded company, accomplished by means of a pro rata distribution of 100% of Comverse's outstanding common shares to CTI's shareholders (the “Share Distribution”). Following the Share Distribution, CTI no longer holds any of Comverse's outstanding capital stock.
Following the Share Distribution, Comverse and CTI operate independently, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between CTI and Comverse after the Share Distribution and to provide mechanisms for an orderly transition, CTI and Comverse entered into agreements relating to the provision of certain services and setting forth certain rights and obligations between them following the Share Distribution. CTI and Comverse agreed, among other things, to indemnify each other against certain liabilities arising from their respective businesses and the services that will be provided under such agreements. For more information relating to these agreements, see note 12 to the condensed consolidated financial statements included in this Quarterly Report.
As a result of the Share Distribution, the results of operations of Comverse are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in our condensed consolidated statements of operations for all periods presented. The assets and liabilities of Comverse are included in discontinued operations as separate components to our condensed consolidated balance sheets as of January 31, 2012. See note 12 to the condensed consolidated financial statements in this Quarterly Report.
Merger of Verint and CTI
As a result of our efforts to evaluate and eliminate CTI's holding company structure, on August 12, 2012, CTI entered into an agreement and plan of merger (referred to as the Verint Merger Agreement) with Verint pursuant to which CTI agreed to merge with and into a subsidiary of Verint and become a wholly-owned subsidiary of Verint (referred to as the Verint Merger). Upon completion of the Verint Merger, the separate corporate existence of CTI will cease.
Completion of the Verint Merger is contingent upon several conditions which the parties believe are customary for transactions of this type. In addition, Comverse agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) for certain matters related to the Share Distribution, the Verint Merger Agreement and Comverse's business, as well as other CTI activities.
In the event that the Verint Merger Agreement is terminated as a result of CTI knowingly or deliberately breaching (and such breach remains uncured for 30 days) in any material respect its representations, warranties or covenants under the Verint

Merger Agreement (referred to as a Trigger Event), Verint would have the right to repurchase for cash from CTI a number of shares of Verint preferred stock (or, if necessary, shares of Verint common stock) that would reduce CTI's ownership of Verint voting securities to below a majority of the issued and outstanding voting securities of Verint (referred to as the Verint Call Option). In addition, if a Trigger Event occurs, for a period of 18 months thereafter, CTI would be subject to the Additional Restrictions, which include not being able to nominate more than two directors to Verint's board of directors, being subject to other limitations on the voting of its Verint stock and being prohibited from acquiring any additional shares of Verint stock.
The occurrence of any of these events may have material and adverse consequences to CTI and its shareholders, including the loss of our ability to control the board of directors and the strategic direction of Verint. Based largely on the provisions relating to the Verint Merger Agreement described above, one of CTI's six directors voted against CTI entering into the Verint Merger Agreement and, in order to avoid any such adverse effects, did not recommend that shareholders approve the Share Distribution. Such dissenting director indicated that, based on the completion of the Share Distribution, he is now in favor of the Verint Merger.
Sale of Starhome
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”). On September 19, 2012, CTI, in order to ensure it could meet the conditions to the Verint Merger, contributed to Comverse its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Starhome Disposition was completed on October 19, 2012.
Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months (less any claims made on or prior to such date) and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. Comverse received aggregate net cash consideration (including amounts deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of $4.5 million.
For more information, see note 12 to the condensed consolidated financial statements included in this Quarterly Report.
Liquidity Forecast at CTI
We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs of CTI for at least the next 12 months. For a more comprehensive discussion of our liquidity forecast, see “—Liquidity and Capital Resources—Financial Condition of CTI—Liquidity Forecast.”
Segment Performance
We evaluate our business by assessing the performance of our operating segment. CTI’s Chief Executive Officer is its chief operating decision maker (“CODM”). The CODM uses segment performance, as defined below, as the primary basis for assessing the financial results of the operating segment and for the allocation of resources. Segment performance, as we define it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies.
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) strategic evaluation related costs; (v) litigation settlements and related costs; (vi) acquisition-related charges; and (vii) certain other gains and charges, including changes in the fair value of contingent consideration liabilities associated with business combinations. Compliance-related professional fees relate to fees and expenses recorded in connection with our efforts to (a) complete certain financial statements and audits of such financial statements, (b) become current in our periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting. Strategic evaluation related costs include financial advisory, accounting, tax, consulting and legal fees incurred in connection with our evaluation of strategic alternatives, including the proposed Verint Merger. For additional information on how we apply segment performance to evaluate the operating results of our segment for the three and nine months ended October 31, 2012 and 2011, see note 17 to the condensed consolidated financial statements included in this Quarterly Report.

In evaluating Verint segment's performance, management uses segment revenue, which consists of revenue generated by the segment. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. In calculating Verint’s segment performance for the three and nine months ended October 31, 2012 and 2011, the presentation of segment revenue gives effect to segment revenue adjustments that represent the impact of fair value adjustments required under the FASB’s guidance relating to acquired customer support contracts that would have otherwise been recognized as revenue on a stand-alone basis with respect to acquisitions consummated by Verint.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(Dollars in thousands)
SEGMENT RESULTS
Verint
Segment revenue	$202,650	$204,575	$617,957	$576,828
Gross margin	67.8%	65.7%	66.1%	66.3%
Income from operations	16,771	18,282	64,017	58,526
Operating margin	8.3%	8.9%	10.4%	10.1%
Segment performance	45,972	44,026	128,337	123,927
Segment performance margin	22.7%	21.5%	20.8%	21.5%
All Other
Segment revenue	$—	$—	$—	$—
Gross margin	—%	—%	—%	—%
Loss from operations	(10,058)	(19,101)	(34,291)	(63,728)
Operating margin	—%	—%	—%	—%
Segment performance	(6,813)	(9,214)	(28,940)	(29,888)
Segment performance margin	—%	—%	—%	—%
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
Three and Nine Months Ended October 31, 2012 Compared to Three and Nine Months Ended October 31, 2011
Condensed Consolidated Results

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$201,520	$199,364	$2,156	1.1%	$610,581	$570,655	$39,926	7.0%
Income (loss) from operations	6,713	(819)	7,532	(919.7)%	29,726	(5,202)	34,928	671.4%
Interest income	130	387	(257)	(66.4)%	392	2,111	(1,719)	(81.4)%
Interest expense	(7,818)	(7,909)	91	(1.2)%	(23,240)	(24,571)	1,331	(5.4)%
Loss on extinguishment of debt	—	—	—	—	—	(8,136)	8,136	N/M
Other (expense) income, net	(130)	(1,101)	971	(88.2)%	577	13,617	(13,040)	(95.8)%
Income tax (provision) benefit	(5,462)	4,317	(9,779)	(226.5)%	(25,950)	(19,314)	(6,636)	34.4%
Net loss from continuing operations	(6,567)	(5,125)	(1,442)	28.1%	(18,495)	(41,495)	23,000	(55.4)%
Income (loss) from discontinued operations, net of tax	14,800	47,392	(32,592)	(68.8)%	(14,823)	(5,245)	(9,578)	182.6%
Net income (loss)	8,233	42,267	(34,034)	(80.5)%	(33,318)	(46,740)	13,422	(28.7)%
Less: Net income attributable to noncontrolling interest	(4,549)	(6,577)	2,028	(30.8)%	(21,113)	(16,462)	(4,651)	28.3%
Net income (loss) attributable to Comverse Technology, Inc.	$3,684	$35,690	$(32,006)	(89.7)%	$(54,431)	$(63,202)	$8,771	(13.9)%
Earnings (loss) per share attributable to Comverse Technology, Inc.’s shareholders:
Basic and diluted earnings (loss) per share
Continuing operations	$(0.05)	$(0.05)	$—		$(0.18)	$(0.27)	$0.09
Discontinued operations	$0.07	$0.22	$(0.15)		$(0.07)	$(0.04)	$(0.03)

Net income (loss) attributable to Comverse Technology, Inc.:
Net loss from continuing operations	$(10,960)	$(11,083)	$123		$(38,442)	$(55,932)	$17,490
Income (loss) from discontinued operations, net of tax	14,644	46,773	(32,129)		(15,989)	(7,270)	(8,719)
Net income (loss) attributable to Comverse Technology, Inc.	$3,684	$35,690	$(32,006)		$(54,431)	$(63,202)	$8,771
Total Revenue
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Total revenue was $201.5 million for the three months ended October 31, 2012, an increase of $2.2 million, or 1.1%, compared to the three months ended October 31, 2011. The increase was attributable to increases in revenue at the Verint segment.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Total revenue was $610.6 million for the nine months ended October 31, 2012, an increase of $39.9 million, or 7.0%, compared to the nine months ended October 31, 2011. The increase was attributable to increases in revenue at the Verint segment.
Income (Loss) from Operations
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Income from operations was $6.7 million for the three months ended October 31, 2012, a change of $7.5 million, compared to loss from operations of $0.8 million for the three months ended October 31, 2011. The change was primarily attributable to a $9.0 million decrease in loss from operations at All Other partially offset by a $1.5 million decrease in income from operations at the Verint segment.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Income from operations was $29.7 million for the nine months ended October 31, 2012, a change of $34.9 million, compared to loss from operations of $5.2 million for the nine months ended October 31, 2011. The change was primarily attributable to a $29.4 million decrease in loss from operations at All Other, and a $5.5 million increase in income from operations at the Verint segment.
Interest Income
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Interest income was $0.1 million for the three months ended October 31, 2012, a decrease of $0.3 million, or 66.4%, compared to the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Interest income was $0.4 million for the nine months ended October 31, 2012, a decrease of $1.7 million, or 81.4%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to lower principal value of auction rate securities (in ARS) investments held by CTI for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011, due to sales and redemptions.
Interest Expense
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Interest expense was $7.8 million for the three months ended October 31, 2012, a decrease of $0.1 million, or 1.2%, compared to the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Interest expense was $23.2 million for the nine months ended October 31, 2012, a decrease of $1.3 million, or 5.4%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to a decrease in interest expense at the Verint segment principally due to a lower interest rate applicable to Verint's borrowings related to the credit agreement entered on April 29, 2011 compared to Verint's prior facility. For additional discussion, see "—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities."
Loss on Extinguishment of Debt
During the nine months ended October 31, 2011, Verint recorded an $8.1 million decrease in connection with the termination of its prior facility. For additional discussion, see "—Liquidity and Capital Resources—Indebtedness—Verint Credit Facilities."
Other (Expense) Income, Net
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Other expense, net was $0.1 million for the three months ended October 31, 2012, a decrease of $1.0 million, or 88.2%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to a $2.4 million decrease from Verint's foreign currency losses of $1.2 million for the three months ended October 31, 2011 compared to foreign currency gains of $1.1 million for the three months ended October 31, 2012 primarily due to the weakening of the U.S. dollar against the euro and Singapore dollar during such period. The change was partially offset by a $1.1 million write-off of an indemnification asset in connection with the resolution of an uncertain tax position from a prior-year business combination at the Verint segment.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Other income, net was $0.6 million for the nine months ended October 31, 2012, a decrease of $13.0 million, or 95.8%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to:

•	a $7.9 million decrease in realized gains on investments for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011;

•	$4.9 million of proceeds recorded in the nine months ended October 31, 2011 in connection with the settlement of certain CTI claims against a third party; and

•	a $1.3 million decrease in foreign currency gains primarily due to the strengthening of the U.S. dollar against the British pound sterling, euro, and Singapore dollar during such period.

These decreases were partially offset by a $1.1 million decrease in loss related to derivative financial instruments (not designated as hedging instruments) at the Verint segment for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011 primarily due to weakening of the hedged currencies against the functional currencies, primarily the U.S. dollar against the Singapore dollar.
Income Tax Provision
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Income tax provision from continuing operations was $5.5 million for the three months ended October 31, 2012, representing an effective tax rate of (494.3)%, compared to an income tax benefit from continuing operations of $4.3 million, representing an effective tax rate of 45.7% for the three months ended October 31, 2011. The effective tax rate for the three months ended October 31, 2012 is negative due to the fact that we recorded income tax expense on a consolidated pre-tax loss. The effective tax rate for the three months ended October 31, 2011 is greater than the U.S. statutory rate, primarily as a result of the disproportionate impact of the change in income (loss) before income tax provision relative to the annualized tax rate. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, certain tax contingencies and taxes recorded with respect to investments in affiliates in the three months ended October 31, 2012 and 2011.
The change in our effective tax rate for the three months ended October 31, 2012, compared to the three months ended October 31, 2011 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions, the effect of permanent book/tax differences and the change in the basis of our investment in Verint.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Income tax provision from continuing operations was $26.0 million for the nine months ended October 31, 2012, representing an effective tax rate of 348.1% compared to an income tax provision from continuing operations of $19.3 million, representing an effective tax rate of (87.1%) for the nine months ended October 31, 2011. During the nine months ended October 31, 2012 and 2011, the effective tax rate was greater than the US statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign jurisdictions in which we maintain valuation allowances against our net deferred tax assets. During the nine months ended October 31, 2011, the effective tax rates were negative due to the fact that we reported income tax expense on consolidated pre-tax losses. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, certain tax contingencies and taxes recorded with respect to investments in affiliates in the nine months ended October 31, 2012 and 2011.
The change in our effective tax rate for the nine months ended October 31, 2012, compared to the nine months ended October 31, 2011 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.
Income from Discontinued Operations, Net of Tax
Three Months Ended October 31, 2012 compared to the Three Months Ended October 31, 2011. Income from discontinued operations, net of tax, was $14.8 million for the three months ended October 31, 2012, a decrease of $32.6 million, or 68.8%, compared to the three months ended October 31, 2011. Income from discontinued operations represented the results of operations of Comverse and Starhome less applicable income taxes. For additional discussion, see note 12 to the condensed consolidated financial statements included in this Quarterly Report.
Nine Months Ended October 31, 2012 compared to the Nine Months Ended October 31, 2011. Loss from discontinued operations, net of tax, was $14.8 million for the nine months ended October 31, 2012, an increase in loss of $9.6 million, or 182.6%, compared to the nine months ended October 31, 2011. Loss from discontinued operations represented the results of operations of Comverse and Starhome less applicable income taxes. For additional discussion, see note 12 to the condensed consolidated financial statements included in this Quarterly Report.
Net Income Attributable to Noncontrolling Interest
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Net income attributable to noncontrolling interest was $4.5 million for the three months ended October 31, 2012, a decrease of $2.0 million, or 30.8%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to a decrease in Verint’s net income for the three months ended October 31, 2012 compared to the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Net income attributable to noncontrolling interest was $21.1 million for the nine months ended October 31, 2012, an increase of $4.7 million, or 28.3%, compared to the nine months ended October 31, 2011. The increase was primarily attributable to an increase in Verint’s net income for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011.

Verint

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$201,520	$199,364	$2,156	1.1%	$610,581	$570,655	$39,926	7.0%
Costs and expenses:
Cost of revenue	65,282	70,139	(4,857)	(6.9)%	209,590	194,597	14,993	7.7%
Research and development, net	27,732	28,464	(732)	(2.6)%	86,330	81,640	4,690	5.7%
Selling, general and administrative	91,735	82,479	9,256	11.2%	250,644	235,892	14,752	6.3%
Total costs and expenses	184,749	181,082	3,667	2.0%	546,564	512,129	34,435	6.7%
Income from operations	$16,771	$18,282	$(1,511)	(8.3)%	$64,017	$58,526	$5,491	9.4%
Computation of segment performance:
Total revenue	$201,520	$199,364	$2,156	1.1%	$610,581	$570,655	$39,926	7.0%
Segment revenue adjustment	1,130	5,211	(4,081)	(78.3)%	7,376	6,173	1,203	19.5%
Segment revenue	$202,650	$204,575	$(1,925)	(0.9)%	$617,957	$576,828	$41,129	7.1%
Total costs and expenses	$184,749	$181,082	$3,667	2.0%	$546,564	$512,129	$34,435	6.7%
Segment expense adjustments:
Stock-based compensation expense	6,685	6,650	35	0.5%	18,318	20,841	(2,523)	(12.1)%
Amortization of acquisition-related intangibles	9,805	9,368	437	4.7%	29,466	25,664	3,802	14.8%
Compliance-related professional fees	—	3	(3)	N/M	—	1,011	(1,011)	N/M
Strategic evaluation related cost	9,580	—	9,580	N/M	12,919	—	12,919	N/M
Acquisition-related charges	—	2,183	(2,183)	N/M	—	7,377	(7,377)	N/M
Other (1)	2,001	2,329	(328)	(14.1)%	(3,759)	4,335	(8,094)	N/M
Segment expense adjustments	28,071	20,533	7,538	36.7%	56,944	59,228	(2,284)	(3.9)%
Segment expenses	156,678	160,549	(3,871)	(2.4)%	489,620	452,901	36,719	8.1%
Segment performance	$45,972	$44,026	$1,946	4.4%	$128,337	$123,927	$4,410	3.6%

(1)	Consists of changes in the fair value of contingent consideration liabilities associated with business combinations.
Revenue
Verint's product revenue consists primarily of licensing of software products and the sale of hardware products (which include software that works together with the hardware to deliver the products' essential functionality). Verint's service and support revenue consists primarily of revenue from installation services, post-contract customer support, project management, hosting services, software as a service (or SaaS), product warranties and training services.
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Product revenue was $87.4 million for the three months ended October 31, 2012, a decrease of $13.8 million, or 13.6%, compared to the three months ended October 31, 2011. The decrease was attributable to a decrease in product revenue of $7.3 million related to Verint's Video Intelligence solutions primarily due to a reduction in product deliveries associated with a few large customers, partially offset by an increase in product deliveries to other customers, during the three months ended October 31, 2012. In addition, product revenue related to Verint's Communication Intelligence solutions decreased by $3.5 million due to an increase in progress on projects being accounted for under the Percentage of Completion method, which replaced revenues generated by product deliveries to customers. Product revenue related to Verint's Enterprise Intelligence solutions decreased by $3.0 million primarily due to a higher proportion of services during the three months ended October 31, 2012 compared to the three months ended October 31, 2011.
Service and support revenue was $114.1 million for the three months ended October 31, 2012, an increase of $15.9 million, or 16.2%, compared to the three months ended October 31, 2011. The increase was primarily attributable to an increase in service and support revenue of $10.5 million related to Verint's Enterprise Intelligence solutions due primarily to an increase in Verint's customer installed base and the related support revenue generated from this customer base during the three months ended October 31, 2012 and the inclusion of service and support revenue from business acquisitions that were consummated during the three months ended October 31, 2012. In addition, service and support revenue related to Verint's Communication Intelligence solutions increased $5.2 million primarily due to the progress realized during the three months ended October 31, 2012 on certain projects, some of which commenced in the previous fiscal year as well as an increase in the customer installed base.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Product revenue was $281.4 million for the nine months ended October 31, 2012, a decrease of $3.5 million, or 1.2%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to a decrease in product revenue of $10.5 million related to Verint's Video Intelligence solutions primarily due to decrease in product revenue, primarily hardware products, resulting largely from a decrease in revenue associated with a single large customer during the nine months ended October 31, 2011, as well as a reduction in product deliveries associated with a few other customers that were completed during the nine months ended October 31, 2011. These decreases were partially offset by an increase in product deliveries to other customers during the nine months ended October 31, 2012. In addition, product revenue related to Verint's Enterprise Intelligence solutions decreased by $1.0 million primarily due to a higher proportion of services during nine months ended October 31, 2012 compared to the nine months ended October 31, 2011 and customer delays in signing arrangements due in part to uncertain global economic conditions. The increase in the proportion of service revenue in comparison to product revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in standard arrangements, and growing installed base. The decreases were partially offset by an increase in product revenue of $8.0 million related to Verint's Communication Intelligence solutions due to an increase in progress realized on certain projects, some of which commenced in the previous fiscal year, and to a lesser extent, the inclusion of product revenue from a business acquisition that was completed during the three months ended October 31, 2012. In addition, there was an increase in product deliveries to customers.
Service and support revenue was $329.2 million for the nine months ended October 31, 2012, an increase of $43.4 million, or 15.2%, compared to the nine months ended October 31, 2011. The increase was primarily attributable to an increase in service and support revenue of $31.8 million related to Verint's Enterprise Intelligence solutions primarily due to an increase in Verint's customer installed base and the related support revenue generated from this customer base during the nine months ended October 31, 2012 and the inclusion of service and support revenue from business acquisitions that were consummated during the three months ended October 31, 2011. In addition, service and support revenue related to Verint's Communication Intelligence solutions increased $11.3 million primarily due to the progress realized during the nine months ended October 31, 2012 on projects recognized using the Percentage of Completion method, some of which commenced in the previous fiscal year, at an increase in the customer install base.
Revenue by Geographic Region
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Revenue in the Americas, Europe, the Middle East and Africa (or EMEA) and the Asia-Pacific region (or APAC) represented approximately 52%, 26% and 22% of Verint's total revenue, respectively, for the three months ended October 31, 2012 compared to approximately 54%, 28% and 18% , respectively, for the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Revenue in the Americas, EMEA and APAC represented approximately 54%, 25% and 21% of Verint's total revenue, respectively, for the nine months ended October 31, 2012 compared to approximately 53%, 27% and 20%, respectively, for the nine months ended October 31, 2011.
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
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Product cost of revenue was $29.1 million for three months ended October 31, 2012, a decrease of $7.9 million, or 21.4%, compared to the three months ended October 31, 2011. Verint's overall product margins increased in the three months ended October 31, 2012 compared to the three months ended October 31, 2011, primarily as a result of change in product mix and a greater proportion of product revenue being comprised of software than hardware during the three months ended October 31, 2012 compared to the three months ended October 31, 2011. Product costs for the three months ended October 31, 2012 and 2011 included amortization of acquired technology and backlog of $3.7 million and $3.4 million, respectively. The increase in amortization was primarily attributable to an increase in amortization expense of technology-based intangible assets acquired in business combinations completed subsequent to the three months ended October 31, 2011.
Service cost of revenue was $36.2 million for the three months ended October 31, 2012, an increase of $3.1 million, or 9.3%, compared to the three months ended October 31, 2011. The increase was primarily attributable to a $1.5 million increase in personnel-related costs primarily due to an increase in employee headcount required to deliver increased implementation services and a $2.4 million increase in contractor costs due to increased use of contractors resulting primarily from product mix and geographical locations of implementation services. Verint's overall service margins increased slightly in the three months ended October 31, 2012 compared to the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Product cost of revenue was $103.8 million for the nine months ended October 31, 2012, an increase of $5.7 million, or 5.8%, compared to the nine months ended October 31, 2011. Verint's overall product margins decreased in the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011, primarily as a result of a change in product mix and a higher royalty expense in connection with a large transaction, which adversely impacted Verint's product margins for the three months ended October 31, 2012. Product costs for the nine months ended October 31, 2012 and 2011 included amortization of acquired technology and backlog of $11.1 million and $8.8 million, respectively. The increase in amortization was primarily attributable to an increase in amortization expense of technology-based intangible assets acquired in business combinations completed subsequent to the nine months ended October 31, 2011.
Service cost of revenue was $105.8 million for the nine months ended October 31, 2012, an increase of $9.3 million, or 9.6%, compared to nine months ended October 31, 2011. The increase was primarily attributable to a $6.7 million increase in personnel-related costs primarily due to an increase in employee headcount required to deliver increased implementation services and a $4.3 million increase in contractor costs primarily due to increased use of contractors resulting from product mix and geographical locations of implementation services and due to increased use of contractors to deliver services during the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011. Verint's overall service margins increased slightly in the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011.
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
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Research and development expenses, net were $27.7 million for the three months ended October 31, 2012, a decrease of $0.7 million, or 2.6%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to a $0.3 million decrease in personnel-related costs and $0.2 million decrease in travel expenses, due to a slight decrease in employee headcount and a $0.2 million increase in research and development reimbursements from government programs that were received during the three months ended October 31, 2012.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Research and development expenses, net were $86.3 million for the nine months ended October 31, 2012, an increase of $4.7 million, or 5.7%, compared to the nine months ended October 31, 2011. The increase was primarily attributable to a $5.4 million increase in personnel-related costs due to an increase in employee headcount and increases in employee salaries. The increase was partially offset by a $0.3 million increase in research and development reimbursements from government programs that were received during the nine months ended October 31, 2012. Stock-based compensation decreased by $0.3 million primarily as a result of the impact of a shift in the mix of outstanding restricted stock units from awards with two-year vesting periods to awards with three-year vesting periods and a decrease in outstanding phantom stock awards, in each case associated with Verint's research and development employees.
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
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Selling, general, and administrative expenses were $91.7 million for the three months ended October 31, 2012, an increase of $9.3 million, or 11.2%, compared to the three months ended October 31, 2011. The increase was primarily attributable to:

•	a $3.4 million increase in personnel-related costs, primarily due to an increase in employee headcount and increases in employee salaries; and

•
$9.6 million of strategic evaluation-related costs consisting of professional fees primarily incurred in connection with the Verint Merger with no such costs incurred in the three months ended October 31,2011.

These increases were partially offset by:

•	a $2.8 million decrease in legal and other professional fees related to business combinations;

•	a $1.4 million decrease in sales commission expense; and

•	a $0.3 million net decrease in the change in fair value of Verint's obligations under contingent consideration arrangements.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Selling, general, and administrative expenses were $250.6 million for the nine months ended October 31, 2012, an increase of $14.8 million, or 6.3%, compared to the nine months ended October 31, 2011. The increase was primarily attributable to:

•
$12.9 million of strategic evaluation-related costs consisting of professional fees incurred primarily in connection with the Verint Merger with no such costs incurred in the nine months ended October 31, 2011;

•	a $11.3 million increase in personnel-related costs, primarily due to an increase in employee headcount and increases in employee salaries;

•
a $2.7 million increase in contractor costs primarily due increased use of contractors resulting from prior-year acquisitions and to a lesser extent increased use of contractors for internal support activities in the three months ended October 31, 2012;

•	a $1.4 million increase in amortization of intangible assets associated with business combinations completed subsequent to the three months ended July 31, 2011; and

•	a $0.9 million increase in travel and entertainment expenses primarily due to increased headcount.
These increases were partially offset by a $9.7 million net decrease in the change in fair value of Verint's obligations under contingent consideration arrangements and a $5.6 million decrease in legal and other professional fees related to business combinations.
Foreign Currency Effect on Operating Results
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. In the three months ended October 31, 2012 compared to the three months ended October 31, 2011, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint's business resulted in decreases in Verint's revenue, cost of revenue and operating expenses on a dollar-denominated basis. Had foreign exchange rates remained constant in these periods, Verint's revenue would have been approximately $2.8 million higher and its cost of revenue and operating expenses would have been approximately $4.1 million higher, which would have resulted in a decrease of approximately $1.3 million in income from operations for three months ended October 31, 2012.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. In the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011, fluctuations in the value of the U.S. dollar relative to the other major currencies used in Verint's business resulted in decreases in Verint's revenue, cost of revenue and operating expenses on a dollar-denominated basis. Had foreign exchange rates remained constant in these periods, Verint's revenue would have been approximately $11.5 million higher and its cost of revenue and operating expenses would have been approximately $14.7 million higher, which would have resulted in a decrease of approximately $3.2 million in income from operations for nine months ended October 31, 2012.
Segment Performance
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Segment performance was $46.0 million for the three months ended October 31, 2012 based on segment revenue of $202.7 million, representing a segment performance margin of 22.7% as a percentage of segment revenue. Segment performance was $44.0 million for the three months ended October 31, 2011 based on segment revenue of $204.6 million, representing a segment performance margin of 21.5% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the decrease in segment expenses partially offset by an decrease in segment revenue for the three months ended October 31, 2012 compared to the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Segment performance was $128.3 million for the nine months ended October 31, 2012 based on segment revenue of $618.0 million, representing a segment performance margin of 20.8% as a percentage of segment revenue. Segment performance was $123.9 million for the nine months ended October 31, 2011 based on segment revenue of $576.8 million, representing a segment performance margin of 21.5% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to an increase in segment revenue partially offset by an increase in segment expenses for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011.

All Other

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$—	$—	$—	—	$—	$—	$—	—
Costs and expenses:
Cost of revenue	—	—	—	—	—	—	—	—
Research and development, net	—	—	—	—	—	—	—	—
Selling, general and administrative	10,058	14,221	(4,163)	(29.3)%	34,291	58,848	(24,557)	(41.7)%
Other operating expenses	—	4,880	(4,880)	(100.0)%	—	4,880	(4,880)	(100.0)%
Total costs and expenses	10,058	19,101	(9,043)	(47.3)%	34,291	63,728	(29,437)	(46.2)%
Loss from operations	$(10,058)	$(19,101)	$9,043	(47.3)%	$(34,291)	$(63,728)	$29,437	(46.2)%
Computation of segment performance:
Total revenue	$—	$—	$—	—	$—	$—	$—	—
Segment revenue adjustment	—	—	—	—	—	—	—	—
Segment revenue	$—	$—	$—	—	$—	$—	$—	—
Total costs and expenses	$10,058	$19,101	$(9,043)	(47.3)%	$34,291	$63,728	$(29,437)	(46.2)%
Segment expense adjustments:
Stock-based compensation expense	1,058	922	136	14.8%	2,889	4,239	(1,350)	(31.8)%
Compliance-related professional fees	—	920	(920)	N/M	144	18,326	(18,182)	N/M
Strategic evaluation related costs	773	3,164	(2,391)	N/M	904	6,288	(5,384)	N/M
Litigation settlements and related costs	—	4,882	(4,882)	N/M	—	4,970	(4,970)	N/M
Restructuring	—	—	—	N/M	—	—	—	N/M
Other	1,414	(1)	1,415	N/M	1,414	17	1,397	N/M
Segment expense adjustments	3,245	9,887	(6,642)	(67.2)%	5,351	33,840	(28,489)	(84.2)%
Segment expenses	6,813	9,214	(2,401)	(26.1)%	28,940	29,888	(948)	(3.2)%
Segment performance	$(6,813)	$(9,214)	$2,401	26.1%	$(28,940)	$(29,888)	$948	3.2%
Selling, General and Administrative
Selling, general and administrative expenses include expenses incurred by CTI's holding company operations.
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Selling, general and administrative expenses were $10.1 million for the three months ended October 31, 2012, a decrease of $4.2 million, or 29.3%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to a $2.4 million decrease in the strategic evaluation related costs, a $1.6 million decrease in professional fees related to outside accounting consulting firms and other external consultants that provide assistance to our finance and accounting personnel in respect of the preparation and timely filing of periodic reports and a $0.9 million decrease in compliance-related professional fees in connection with CTI's efforts to become current in its periodic reporting obligations under the federal securities laws.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Selling, general and administrative expenses were $34.3 million for the nine months ended October 31, 2012, a decrease of $24.6 million, or 41.7%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to an $18.2 million decrease in compliance-related professional fees in connection with CTI's efforts to become current in its periodic reporting obligations under the federal securities laws and a $5.4 million increase in the strategic evaluation related costs.
Other Operating Expense
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Other operating expenses were $4.9 million attributable to litigation settlement costs incurred during the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Other operating expenses were $4.9 million attributable to litigation settlement costs incurred during the nine months ended October 31, 2011.

Segment Performance
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Segment performance was a $6.8 million loss for the three months ended October 31, 2012, a decrease in loss of $2.4 million, or 26.1%, compared to the three months ended October 31, 2011. The decrease was attributable to a decrease in selling, general and administrative expenses partially offset by a decrease in segment expense adjustments.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Segment performance was a $28.9 million loss for the nine months ended October 31, 2012, a decrease in loss of $0.9 million, or 3.2%, compared to the nine months ended October 31, 2011. The decrease in loss was attributable to a decrease in selling, general and administrative expenses, partially offset by a decrease in segment expense adjustments.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings under term loans and revolving credit facilities, proceeds from the issuance of convertible debt obligations, the sale of investments and assets and receipt of dividends from subsidiaries. We believe that our future sources of liquidity will include cash and cash equivalents.
During the nine months ended October 31, 2012, our principal uses of liquidity were to fund operating expenses, make capital expenditures, pay significant strategic evaluation related costs and pay significant professional fees and other expenses in connection with the Share Distribution, the Verint Merger and our efforts to continue to meet our periodic reporting obligations under the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting, through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly in the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011.
Financial Condition of CTI
Cash and Cash Equivalents
As of October 31, 2012, CTI had cash, cash equivalents, bank time deposits and restricted cash of approximately $70.0 million, compared to approximately $125.6 million as of July 31, 2012.
During the three months ended October 31, 2012, CTI made the following significant disbursements:

•	approximately $38.5 million cash capital contribution to Comverse, Inc. in connection with the completion of the Share Distribution;

•	approximately $11.9 million paid for professional fees and other expenses in connection with our evaluation of strategic alternatives; and

•	approximately $2.2 million to redeem CTI's outstanding convertible debt obligations.
In addition, during the three months ended October 31, 2012, CTI’s holding company operations experienced negative cash flows from operations.
Restricted Cash
As of October 31, 2012, CTI had restricted cash of $25.0 million and had none as of January 31, 2012.  CTI's restricted cash as of October 31, 2012 consists of $25.0 million in cash that in connection with the Verint Merger CTI has agreed to place in escrow to support indemnification claims to the extent made against Comverse by CTI and its affiliates (including Verint after the Verint Merger).  For more information, see “—Merger of CTI and Verint.”
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet the liquidity needs of CTI for at least the next 12 months.
Management’s current forecast is based upon a number of assumptions which management believes are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” of the 2011 Form 10-K and in Part II, Item 1A, "Risk Factors" of each of our Q1 2012 Form 10-Q,

Q2 2012 Form 10-Q and this Quarterly Report materialize, CTI may experience a shortfall in the cash required to support working capital needs.

Financial Condition of Verint
Based on past performance and current expectations, we believe that cash and cash equivalents, and cash generated from operations by Verint will be sufficient to meet its anticipated operating costs, working capital needs, capital expenditures, research and development spending, and other commitments and required payments of principal and interest, for at least the next 12 months.
The liquidity of Verint could be negatively impacted by a decrease in demand for their products and service and support, including the impact of changes in customer buying behavior due to the economic environment. If Verint determines to make acquisitions or otherwise requires additional funds, it may need to raise additional capital, which could involve the issuance of equity or debt securities. There can be no assurance that Verint would be able to raise additional equity or debt in the private or public markets on terms favorable to it, or at all.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.
Cash Flows
Nine Months Ended October 31, 2012 Compared to Nine Months Ended October 31, 2011

	Nine Months Ended October 31,
	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities - continuing operations	$29,830	$(61,874)
Net cash used in investing activities - continuing operations	(38,659)	(62,295)
Net cash used in financing activities - continuing operations	(219,345)	(526)
Net cash used in discontinued operations	(49,279)	(39,232)
Effects of exchange rates on cash and cash equivalents	(1,163)	3,883
Net decrease in cash and cash equivalents	(278,616)	(160,044)
Cash and cash equivalents, beginning of period including cash of discontinued operations	515,637	581,390
Cash and cash equivalents, end of period including cash of discontinued operations	237,021	421,346
Less: Cash and cash equivalents of discontinued operations, end of period	—	(172,149)
Cash and cash equivalents, end of period	$237,021	$249,197
Operating Cash Flows
During the nine months ended October 31, 2012, net cash provided by operating activities was $29.8 million. Net cash provided by operating activities was primarily attributable to non-cash charges and an increase in deferred revenue. Such cash used in operating activities was partially offset by a decrease in deferred revenue, a decrease in accounts payable and accrued expenses and net loss from continuing operation for the nine months ended October 31, 2012.

Investing Cash Flows
During the nine months ended October 31, 2012, net cash used in investing activities was $38.7 million. Net cash used in investing activities was primarily attributable to a $23.7 million increase in restricted cash and bank time deposits primarily relating to $25.0 million of cash restricted to use in connection with the proposed Verint Merger. In addition, $14.4 million of cash used for capital expenditures, including capitalization of software development costs.

Financing Cash Flows
During the nine months ended October 31, 2012, net cash used in financing activities was $219.3 million. Net cash used in financing activities is primarily attributable to (i) $205.3 million cash of Comverse, Inc., as of the Share Distribution date, including a $38.5 million capital contribution to Comverse, Inc., (ii) $6.1 million of cash used to make payments under contingent consideration agreements related to prior business combinations, (iii) $5.1 million of cash used primarily to make payments under Verint's term loan facility and (iv) $2.2 million of cash used to repurchase convertible debt obligations of CTI, offset by $1.8 million of cash proceeds from exercise of stock options of CTI and Verint.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in the U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound. For the nine months ended October 31, 2012, the fluctuation in foreign currency exchange rates had a unfavorable impact of $1.2 million on cash and cash equivalents primarily due to the strengthening of the U.S. dollar relative to the major foreign currencies we held during such period.
Merger of CTI and Verint
The Verint Merger Agreement provides certain termination rights to both Verint and CTI and further provides that in connection with the termination of the Verint Merger Agreement under specified circumstances, Verint may be required to pay CTI, or CTI may be required to pay Verint, a fee of $10.0 million and/or such party's out-of-pocket expenses.
In addition, CTI has agreed to place $25.0 million in cash in escrow to support indemnification claims to the extent made against Comverse by CTI and its affiliates (including Verint after the Verint Merger), and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger will be released to Comverse. The escrow funds cannot be used for claims related to the Israeli optionholder suit, for more information about Israeli optionholder suits, see Note 19 to our condensed consolidated financial statements included in this Quarterly Report.
The $25.0 million CTI has agreed to place in escrow is classified in "Restricted cash and bank time deposits" in our condensed consolidated balance sheet as of October 31, 2012.
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

As of October 31, 2012, Verint had $592.5 million of gross outstanding borrowings under the term loan facility and no outstanding borrowings under the revolving credit facility, all of which was available as of that date.
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
The credit agreement contains customary negative covenants for credit facilities of this type, including limitations on Verint and its subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. Accordingly, the credit agreement precludes Verint Systems from paying cash dividends and limits its ability to make asset distributions to its stockholders, including CTI. The credit agreement also contains a financial covenant that requires Verint to maintain a Consolidated Total Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (or EBITDA) (each as defined in the credit agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1.00 and, thereafter, of no greater than 4.50 to 1.00. The limitations imposed by the covenants are subject to certain exceptions. As of July 31, 2012, Verint was in compliance with such requirements. As of October 31, 2012, Verint’s consolidated leverage ratio was approximately 2.6 to 1.0 compared to a permitted consolidated leverage ratio of 5.00 to 1.00, and Verint’s EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by at least $90.0 million.
The credit agreement also contains a number of affirmative covenants, including a requirement that Verint submit consolidated financial statements to the lenders within certain periods after the end of each fiscal year and quarter.
The credit agreement provides for customary events of default with corresponding grace periods including failure to pay principal or interest under the credit agreement when due, failure to comply with covenants, any representation or warranty made by Verint proving to be inaccurate in any material respect, defaults under certain other indebtedness of Verint or its subsidiaries, a change of control (as defined in the credit agreement) of Verint, and certain insolvency or receivership events affecting Verint or its significant subsidiaries. Upon an event of default, all of Verint’s indebtedness under the credit agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the credit agreement may be terminated. For more information on our indebtedness, see note 8 to the condensed consolidated financial statements included in this Quarterly Report.

Other Verint Indebtedness
In connection with a Verint business combination completed during the three months ended October 31, 2011, Verint assumed approximately $3.3 million of development bank and government debt in the Americas region. This debt is payable in periods through February 2017 and bears interest at varying rates. As of October 31, 2012, the majority of this debt bears interest at an annual rate of 7.00%. The carrying value of this debt was approximately $2.5 million as of October 31, 2012.
Convertible Debt Obligations
In September 2012, CTI redeemed all outstanding convertible debt obligations for $2.2 million (100% of the principal amount of such convertible debt obligations).
As of January 31, 2012, CTI had $2.2 million aggregate principal amount of outstanding convertible debt obligations (referred to as the Convertible Debt Obligations). The Convertible Debt Obligations were not secured by any of our assets and were not guaranteed by any of CTI’s subsidiaries.
Guarantees and Restrictions on Access to Verint's Cash
Guarantees
Verint provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are generally backed by standby letters of credit or surety bonds, the certain of which are cash collateralized and accounted for as restricted cash and bank time deposits. Verint is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2012 and October 31, 2011, Verint believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on its consolidated results of operations, financial position or cash flows. Verint also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $37.3 million and $41.2 million as of October 31, 2012 and January 31, 2012, respectively, are generally scheduled to be released upon its performance of specified contracts milestones, a majority of which are scheduled to be completed at various dates through January 31, 2013.
Dividends from Verint
Verint is party to a credit agreement that contains certain restrictive covenants which, among other things, preclude Verint Systems from paying cash dividends and limit its ability to make asset distributions to its stockholders, including CTI.
We operate our business internationally. A significant portion of our cash and cash equivalents are held outside of the United States by various foreign subsidiaries. As of October 31, 2012 and January 31, 2012, cash and cash equivalents held by our foreign subsidiaries was $164.9 million and $133.4 million, respectively. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.
Investment in Verint Systems’ Preferred Stock
On May 25, 2007, in connection with Verint’s acquisition of Witness, CTI entered into a Securities Purchase Agreement with Verint (referred to as the Securities Purchase Agreement), whereby CTI purchased, for cash, an aggregate of 293,000 shares of Verint’s Series A Convertible Perpetual Preferred Stock (referred to as the preferred stock), which represents all of Verint’s outstanding preferred stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. The preferred stock is eliminated in consolidation. Through October 31, 2012 and January 31, 2012, cumulative, undeclared dividends on the preferred stock were $69.4 million and $59.0 million, respectively. As of October 31, 2012 and January 31, 2012, the liquidation preference of the preferred stock was $362.4 million and $352.0 million, respectively.
Each share of preferred stock is entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by Verint Systems’ common stockholders. The conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. As of October 31, 2012 and January 31, 2012, the preferred stock could be converted into approximately 11.1 million and 10.8 million shares of Verint Systems’ common stock, respectively.
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
Although Verint did not complete any business combinations during the nine months ended October 31, 2012, Verint completed seven business combinations during the year ended January 31, 2012, all of which included contingent cash consideration arrangements. For more information, see note 5 to the condensed consolidated financial statements included in this Quarterly Report.
For the nine months ended October 31, 2012, Verint made $6.9 million of payments under contingent consideration arrangements. As of October 31, 2012, potential future cash payments under these arrangements aggregated $68.3 million, the estimated fair value of which was $23.3 million, of which $12.7 million is included within “Accounts payable and accrued expenses,” and $10.6 million is included within “Other long-term liabilities.” The performance periods associated with these potential payments extend through January 2015.
OFF-BALANCE SHEET ARRANGEMENTS
As of October 31, 2012, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Verint's Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2012. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2012, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K.
CONTRACTUAL OBLIGATIONS
There have been no material changes to contractual obligations of continuing operations from January 31, 2012.

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
We do not believe that there were any significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED
For information related to recent accounting pronouncements to be implemented, see note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2011 Form 10-K, filed with the SEC on April 2, 2012, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the three months ended October 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the fiscal quarter ended October 31, 2012. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (referred to as the 2011 Form 10-K), our disclosure controls and procedures were not effective as of October 31, 2012.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, continuing to implement remedial actions as outlined in Item 9a of our 2011 Form 10-K. We have adopted, and are in the process of implementing certain remedial measures that we believe will enable us to remediate our material weakness by January 31, 2013.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, see note 19 to the condensed consolidated financial statements included in this Quarterly Report. Except as set forth below, there have been no material developments in the legal proceedings previously reported in our Q2 2012 Form 10-Q, Q1 2012 Form 10-Q and 2011 Form 10-K.

ITEM 1A.	RISK FACTORS
Investors should carefully consider, in connection with the other information in this Quarterly Report, the factors discussed below, and in Part I, "Item 1A. Risk Factors" on pages 28 through 49 of our 2011 Form 10-K and in Part II, "Item 1A. Risk Factors" on pages 70 and 71 of our Q1 2012 Form 10-Q and Part II, "Item 1A, Risk Factors" on pages 88 through 94 of our Q2 2012 Form 10-Q. The risk factors discussed below supplement, provide update to, or amend and restate, the risk factors included in our 2011 Form 10-K and Q2 2012 Form 10-Q.

If the Verint Merger Agreement is terminated under specific circumstances, Verint will have the right to purchase an amount of shares of Verint preferred stock (or, if necessary, shares of Verint common stock) owned by CTI that would cause CTI to cease being a majority controlling shareholder of Verint and CTI would be subject to additional restrictions.
Pursuant to the governance and repurchase rights agreement, in the event that the Verint Merger Agreement is terminated as a result of CTI knowingly or deliberately breaching (and such breach remains uncured for 30 days) in any material respect its representations, warranties or covenants under the Verint Merger Agreement (such an event being referred to as a "Trigger Event"), Verint would have the right to repurchase for cash from CTI a number of CTI's shares of Verint preferred stock (or, if necessary, shares of Verint common stock) that would reduce CTI's ownership of Verint voting securities to below a majority of the issued and outstanding voting securities of Verint (referred to as the "Verint Call Option"). In addition, if a Trigger Event occurs, for a period of 18 months thereafter, CTI would be subject to the additional restrictions set forth in the governance and repurchase rights agreement (referred to as "Additional Restrictions"), which include not being able to nominate more than two directors to the Verint board of directors, being subject to other limitations on the voting of its Verint stock and being prohibited from acquiring any additional shares of Verint stock. The occurrence of Trigger Event could result in material and adverse consequences to CTI and its shareholders, including, but not limited to, the following:

•
Loss of Control of Verint. Because CTI currently owns a majority of Verint's common stock (assuming conversion of its Verint preferred stock), CTI holds a majority of the voting power for the election of the Verint board of directors, subject to the Letter Agreement, which is in effect until June 28, 2013, and can effectively control the outcome of all matters submitted for Verint stockholder action, including the approval of significant corporate transactions, such as certain equity issuances and mergers. By virtue of CTI's current controlling stake, CTI also has the ability, subject to the Letter Agreement, to remove existing directors and/or to elect new directors to the Verint board of directors to fill vacancies. If a Trigger Event were to occur, for a period of 18 months, CTI would be limited by the Additional Restrictions in its ability to nominate directors for election to the Verint board of directors and would be subject to certain other restrictions. In addition, if Verint were to exercise the Verint Call Option, CTI's ownership of Verint voting securities would fall below a majority controlling stake (but not below 49.5% as a result of the exercise of the Verint Call Option) and CTI would no longer have the ability to unilaterally exercise any of these controlling rights. In addition, because CTI holds a majority of Verint's voting power for the election of the Verint board of directors, Verint is a "controlled company" within the meaning of Nasdaq Listing Rule 5615(c). As a controlled company, Verint qualifies for certain exemptions from several of Nasdaq's corporate governance requirements, including that (a) a majority of the Verint board of directors consist of independent directors, (b) compensation of Verint's officers be determined or recommended to the Verint board of directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors and (c) director nominees be selected or recommended to the Verint board of directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors. However, because CTI holds a majority of Verint's voting securities (without giving effect to the Cadian Letter Agreement), the controlled company exemption allows CTI to cause a majority of the Verint board of directors, compensation committee and nominating committee to consist of officers of CTI who would not be considered independent directors under Nasdaq's listing standards. If a Trigger Event were to occur, as a result of the Additional Restrictions, for a period of 18 months, CTI could not have more than two of its nominees serve on the Verint board of directors and, in the event that Verint were to exercise the Verint Call Option, CTI would cease to be a majority controlling owner of Verint and Verint would no longer be able to qualify for or rely upon exemptions from Nasdaq's corporate governance requirements described above.

•
Tax Treatment. While CTI currently has a significant tax basis in its shares of Verint preferred stock (approximately $293.0 million), it has a small tax basis (approximately $27.0 million) in its shares of Verint common stock. In the event that a Trigger Event were to occur, CTI would no longer be able to exert a controlling influence on Verint's direction and policies, including the ability to engage in and structure certain corporate transactions. Among other things, if Verint were to exercise the Verint Call Option, Verint could, without CTI's consent, enter into a transaction that requires its shares of Verint capital stock to be directly sold for cash consideration, which could result in the proceeds being subject to federal corporate tax at CTI of approximately 35% of proceeds received in such transaction above CTI's tax basis of approximately $320.0 million, or approximately $150.5 million (based on market valuations of shares of Verint common stock as of the trading day immediately prior to the date of this Quarterly Report). In addition, certain states, cities and other localities may subject CTI's sale of Verint capital stock to state and local corporate tax, thereby increasing the tax that would be due. In contrast, as long as CTI remains a majority stockholder of Verint, CTI could seek to structure an acquisition of Verint in the most tax efficient manner for its shareholders (e.g., selling CTI directly as opposed to its underlying Verint shares) which should avoid a corporate level tax at CTI. If Verint is no longer a controlled subsidiary of CTI, it would not be assured that a sale of Verint would be structured in a tax efficient manner for CTI and its shareholders.

•
The Investment Company Act. The Investment Company Act of 1940, as amended (the "1940 Act"), requires the registration of, and imposes various substantive restrictions on, companies that it characterizes as "investment companies," which generally are companies that (a) engage primarily in the business of investing, reinvesting or trading in securities, or that fail certain statistical tests regarding the composition of assets and source of income and (b) are not primarily engaged in a business other than investing, holding, owning or trading securities. If a Trigger Event were to occur and Verint exercised the Verint Call Option, CTI's ownership of Verint voting securities would fall below a majority controlling position and, as a result, CTI could be required to register as an investment company under the 1940 Act. CTI might be able to defer registration under the 1940 Act for 12 months, during which time it could attempt to restructure its assets to try to avoid registration (which would likely require the sale of a very significant amount of the Verint common stock or a combination with Verint such as contemplated by the Verint Merger). However, no assurance can be given that CTI would be able to consummate any such transaction. If CTI were required to register as an investment company, it would become subject to substantial regulation with respect to its capital structure, management, operations, transactions with affiliates, the nature of its investments and other matters. In addition, the 1940 Act imposes certain requirements on companies deemed investment companies, including compliance with burdensome registry, recordkeeping, voting, proxy, disclosure and other rules and regulations. In the event CTI is deemed an investment company, its failure to satisfy regulatory requirements, whether on a timely basis or at all, could have a material adverse effect on it.

•
Anti–takeover Provisions. Verint is currently subject to Section 203 of the DGCL, which generally prohibits "business combinations," including mergers, sales and leases of assets, issuances of securities and similar transactions, with an "interested shareholder" who beneficially owns 15% or more of a corporation's voting stock, within three years after the person or entity becomes an interested shareholder, without the prior approval by a majority of a corporation's directors of the transaction by which such shareholder became an interested shareholder. Consequently, a person who acquires (or agrees to acquire) CTI (or a controlling position thereof) or its equity stake in Verint (or 15% or more thereof) without prior approval of the independent members of the Verint board of directors would become an "interested shareholder" subject to such prohibition because the acquiror would indirectly beneficially own more than 15% of Verint's voting stock. Without prior approval by the Verint board of directors to becoming an interested shareholder, a subsequent merger with Verint within three years involving the acquiror would need approval of (a) the Verint board of directors and (b) the holders of two−thirds of Verint's shares not owned by the acquiror. The holder of a majority of a Delaware corporation's voting securities generally has the ability, acting alone by adopting a by−law amendment, to elect to cause the corporation to opt out of Section 203 of the DGCL (which would take effect for persons who become "interested shareholders" one year or more after such election). While the Verint Merger Agreement may currently restrict such ability while it is in effect, in the event that Verint exercises the Verint Call Option, CTI would no longer have this unilateral ability. In addition, the holder of a majority of a Delaware corporation's voting securities generally has the ability to cause such corporation to adopt a by−law amendment prohibiting such corporation from adopting a shareholder rights plan that could delay, deter or prevent a direct or indirect acquisition of more than a specified percentage (e.g., 15%) of such corporation's voting securities without shareholder approval. While the Verint Merger Agreement may currently restrict such ability while it is in effect, in the event that Verint exercises the Verint Call Option, CTI would no longer have the unilateral ability to prohibit Verint from adopting a shareholders rights plan. While CTI currently maintains a controlling majority voting stake in Verint, any failure by CTI to (a) opt out of Section 203 of the DGCL or (b) in the event that Verint attempts to adopt a stockholders rights plan, adopt a by−law amendment prohibiting such action, could have an anti−takeover effect that may delay, deter or prevent a tender offer or other takeover of Verint or CTI that CTI and its shareholders might consider to be in their best interests, including attempts that may result in a premium being paid over the market price for the Verint shares held by CTI or the CTI shares held by CTI shareholders.

•
Accounting Treatment. In the event that Verint were to exercise the Verint Call Option, CTI may not be able to consolidate Verint's financial statements within its consolidated financial statements. In such event, the presentation of CTI's consolidated financial statements would be materially different from the presentations for the fiscal years covered by its current SEC filings.

•
Repurchase Price. The purchase price for the Verint shares subject to the Verint Call Option would essentially be based on the liquidation preference of the Verint preferred stock as set forth in the governing certificate of designation. In the event that Verint were to exercise the Verint Call Option, the purchase price paid to CTI by Verint for its Verint preferred stock may be below the prevailing market price for shares of Verint common stock (into which such preferred stock is convertible) at the time such purchase is made.

•
Impact on CTI's Shareholder Base and Stock Price. Investors holding shares of CTI common stock may have decided to invest in CTI due to its majority ownership of Verint. If CTI ceases to hold such majority ownership as a result of

Verint exercising the Verint Call Option, such investors may decide to sell their shares of CTI common stock and the trading price of CTI common stock may be adversely affected. It should be noted that a failure by the CTI shareholders to approve the Verint Merger would not be deemed a Triggering Event permitting Verint to exercise the Verint Call Option.
There can be no assurance that the Verint Merger will be completed or what the impact on CTI's stock price will be if it is not completed.
The merger is subject to conditions to closing, including the receipt of approvals of Verint stockholders and CTI shareholders. If any condition to the Verint Merger is not satisfied or, if permissible, waived, the Verint Merger will not be completed. We cannot predict what the effect on the market price of CTI common stock will be if the Verint Merger is not completed. Uncertainty regarding whether the Verint Merger will be completed (including uncertainty regarding whether the conditions to closing will be met) may result in a negative impact on the market price of CTI common stock even in advance of a determination on whether or not the Verint Merger will be completed.
CTI may be subject to litigation in connection with the Verint Merger.
In connection with the Verint Merger, lawsuits may be filed against CTI and/or the directors or officers of CTI. If any such lawsuit is filed, it could result in substantial costs and diversion of management's attention and resources, which could adversely affect CTI, whether or not a settlement or other resolution is achieved. In addition, one of the conditions to the closing of the Verint Merger is that no order, injunction, decree or other legal restraint or prohibition will be in effect that prevents completion of the Verint Merger. Consequently, if a lawsuit is filed and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants' ability to complete the Verint Merger, then such injunctive or other relief may prevent the Verint Merger from becoming effective within the expected time frame or at all.

Future results of the combined company may differ materially from the pro forma financial information presented in the joint proxy statement/prospectus filed by CTI and Verint on October 29, 2012.

Future results of the combined company may be materially different from those shown in the pro forma financial statements, which are based on the historical results of Verint and CTI and on the assumptions provided in the notes to the unaudited pro forma financial statements.

CTI expects the Verint Merger to qualify as a reorganization within the meaning of Section 368(a) of the Code and to receive an opinion from both CTI and Verint counsel that it should so qualify. If, prior to the completion of the Verint Merger, the Verint Merger is determined not to qualify as a reorganization under Section 368(a), or there is substantial doubt as to its qualification, the completion of the Verint Merger might not occur. If, following the completion of the Verint Merger, the Verint Merger is determined not to qualify as a reorganization under Section 368(a), CTI will recognize a gain for U.S. federal income tax purposes that could produce a substantial income tax liability to CTI.

CTI expects the Verint Merger to qualify for U.S. federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Code. Completion of the Verint Merger is conditioned upon the receipt of tax opinions by Verint and CTI from Verint's and CTI's respective counsel that the Verint Merger should qualify as a reorganization under Section 368(a), and thus, tax−free to CTI. These opinions will be based on the accuracy of certain factual representations and covenants made by Verint and CTI to their respective tax counsel and on customary factual assumptions, limitations and qualifications. The tax opinions do not bind the Internal Revenue Service ("IRS"), and do not prevent the IRS from asserting a contrary view. Verint has sought to obtain a private letter ruling from the IRS to the effect that the Verint Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code. There can be no assurance that the IRS will grant such a ruling, and receipt of such a ruling is not a condition to completion of the Verint Merger; however, if the IRS were to determine, prior to completion of the Verint Merger, that the Verint Merger does not qualify as a reorganization under Section 368(a) of the Code, or there is substantial doubt that a favorable ruling will eventually be obtained, it is highly unlikely that Verint's and CTI's respective counsel would deliver the required opinions and the completion of the Verint Merger might not occur. If, following the completion of the Verint Merger and despite the receipt by Verint and CTI of tax opinions from Verint's and CTI's respective counsel referenced above, the IRS were to successfully challenge the tax−free treatment of the Verint Merger and the Verint Merger fails to qualify as a reorganization under Section 368(a), the receipt of Verint common stock in the Verint Merger would be taxable to CTI shareholders for U.S. federal income tax purposes. Additionally, CTI would recognize taxable gain or loss equal to the difference between the fair market value of the shares of Verint common stock received by CTI shareholders in the Verint Merger and CTI's tax basis in its assets, including the shares of Verint common stock and Verint preferred stock held by CTI immediately prior to completion of the Verint Merger. This could produce a substantial income tax liability to CTI. CTI shareholders should consult their tax advisors to determine the specific tax consequences to them of the Verint Merger, including any federal, state, local, foreign or other tax consequences, and any tax return filing or other reporting requirements.
CTI officers and directors have financial interests in the Verint Merger that may differ from the interests of CTI shareholders.
In considering the recommendation of the CTI board of directors with respect to the Verint Merger, you should be aware that some of CTI's directors and executive officers have interests in the Verint Merger that may be different from, or in addition to, the interests of CTI shareholders generally. Such interests include the treatment of stock options, restricted stock units and deferred stock units held by such directors and officers. These interests, to the extent material, are described in the joint proxy statement/prospectus filed by CTI and Verint on October 29, 2012. The CTI board of directors was aware of these interests and considered them, among other matters, in approving the Verint Merger Agreement and the Verint Merger. For a more detailed description of the treatment of equity awards for CTI see "The Merger-Interests of Certain Persons in the Merger" and "The Merger-Treatment of CTI Incentive Awards" in the joint proxy statement/prospectus filed by CTI and Verint on October 29, 2012 in connection with the solicitation of proxies by the boards of directors of CTI and Verint for special meetings of their respective shareholders to vote on the Verint Merger.

If the Verint Merger does not close, CTI's assets will consist primarily of its equity interests in Verint.

If the Verint Merger does not close, CTI's assets will consist primarily of its equity interest in Verint. In the Share Distribution, CTI distributed a significant amount of value and its sole operating business to its shareholders. Further, because Verint's credit agreements restrict its ability to pay dividends to its stockholders, including CTI, prior to the Share Distribution Comverse generated almost all of CTI's unrestricted cash flow. After giving effect to the Share Distribution, as of October 31, 2012, CTI's cash and cash equivalents (excluding cash and cash equivalents of Verint) was approximately $70.0 million and CTI had no meaningful sources of unrestricted cash. As a result, to the extent that the Verint Merger does not close and CTI does not acquire additional operating assets, CTI will need to rely on cash on hand and its ability to access the equity and debt markets in order to meet its obligations. To the extent CTI is unable to do so, its liquidity could be severely adversely affected. Furthermore, in the event that CTI determines that, in order to meet its obligations, it would sell such number of shares of Verint preferred stock (or, if necessary, shares of Verint common stock) that would result in CTI's ownership of Verint voting securities to be below a majority of the issued and outstanding voting securities of Verint, CTI would no longer have the ability to, among other things, unilaterally exercise any of its controlling rights over the outcome of all matters submitted for Verint stockholder action, including the approval of significant corporate transactions, such as certain equity issuances and mergers. For a more detailed description of the risks associated with CTI ceasing to be a majority controlling shareholder of Verint, see "Risk Factors- If the Verint Merger Agreement is terminated under specific circumstances, Verint will have the right to purchase an amount of shares of Verint preferred stock (or, if necessary, shares of Verint common stock) owned by CTI that would cause CTI to cease being a majority controlling shareholder of Verint and CTI would be subject to additional restrictions."
In connection with the Share Distribution, we currently rely on Comverse's performance under various agreements until the closing of the Verint Merger.
We entered into various agreements with Comverse in connection with the Share Distribution, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain other agreements necessary to complete the Share Distribution. These agreements govern our relationship with Comverse up to and subsequent to the Share Distribution, provide for the allocation of taxes, employee benefits and certain other obligations related to periods prior to the Share Distribution, as well as create arrangements with respect to transition services and the newly-separated companies' ongoing relationship. Under these agreements, we rely on Comverse to provide us with, among others, treasury, accounting and financial reporting functions until the closing of the Verint Merger. It is possible that if Comverse were to fail to fulfill its obligations under these agreements, we could suffer operational difficulties or significant losses, each of which could have a significant adverse effect on our liquidity. In addition, pursuant to these agreements, Comverse agreed to indemnify us from certain liabilities with respect to events that took place prior to, on or after the Share Distribution date. The potential liabilities subject to such indemnity cannot be predicted or quantified, and such indemnification obligation may be significant. To the extent Comverse does not fulfill its obligations to indemnify us for a claim or significant loss for which indemnification may be sought from Comverse under these agreements, our business, results of operation and liquidity could be adversely affected. Finally, if Comverse were to fail to fulfill its obligations under these agreements, it may affect our ability to close the Verint Merger.
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
We may face challenges in producing accurate financial statements and periodic reports as required on a timely basis.
As part of CTI's efforts to become current in its periodic reporting obligations, we have made changes to our finance organization, adopted new accounting policies, and enhanced many aspects of our internal control over financial reporting. We are still in the process of assimilating these complex and pervasive changes, continue to have a material weakness in internal control over financial reporting and, as a result, cannot assure you that we will not experience delays in filing our respective periodic reports in the future. In addition, we have engaged external accounting consulting firms to assist in completing the preparation of certain portions of our financial statements. We have hired and intend to continue to hire experienced finance personnel with a view toward continuing to diminish and ultimately eliminating the use of external consultants in the preparation of financial statements and the timely filing of periodic reports with the SEC. Replacing these consultants with new employees may result in the loss of important institutional knowledge or otherwise create transitional issues that could delay the preparation of financial statements and the filing of periodic reports. Moreover, a condition to the closing of the Verint Merger is that we have filed all periodic reports with the SEC in a timely manner. Any failure by us to satisfy this closing condition would allow Verint to terminate the Verint Merger Agreement.
The continued ownership of Comverse common shares by CTI's executive officers and some of its directors may create, or may create the appearance of, conflicts of interest.
Ownership of Comverse common stock by CTI's directors until the Verint Merger closes may create, or may create the appearance of, conflicts of interest when these directors and executive officers are faced with decisions that could have different implications for CTI than they do for Comverse. CTI will not adopt specific policies or procedures to address conflicts of interest that may arise as a result of a CTI director owning Comverse common stock.
There can be no assurance that following the reverse stock split that was approved by CTI shareholders in connection with their approval of the Share Distribution, the market price of CTI common shares will increase in proportion to the reduction in the number of shares issued and outstanding before the proposed contingent reverse stock split.
In light of the proposed Verint Merger, there can be no assurance that our Board of Directors will effect the reverse stock split that was approved by CTI shareholders in connection with their approval of the Share Distribution. To the extent that our Board of Directors determines to effect the reverse stock split, there can be no assurance that following the reverse stock split the market price of CTI common shares will increase in proportion to the reduction in the number of CTI common shares issued and outstanding before the proposed contingent reverse stock split. Even if we effect a reverse stock split, the market price of CTI's common shares may decrease due to the reverse split or for other reasons related to CTI, the economy or the stock market in general. Other factors, such as uncertainty regarding whether the Verint Merger will be completed may harm the market price of our common shares. As a result, there can be no assurance that the reverse stock split, if completed, will result in the intended benefits, or that the market price of our common shares will increase following the reverse stock split or that the market price of our common shares will remain at such higher value for any significant length of time.
Following the reverse stock split, if we fail to continue to meet all applicable NASDAQ listing requirements and NASDAQ determines to delist our common shares, the market liquidity and market price of our common shares could decline, and our ability to access the capital markets could be negatively affected.

CTI common shares are traded on NASDAQ, which has listing criteria that require companies to satisfy minimum average closing prices over a threshold amount during a consecutive trading period in order to gain or maintain listing eligibility. NASDAQ currently requires that a company's common stock have an average closing price that is greater than or equal to $1.00 per share over any consecutive 30 trading-day period in order to list on its exchange. Following the reverse stock split, if we fail to reach this level, or if we fail to meet other requirements for continued listing on NASDAQ, and we are unable to cure the events of noncompliance in a timely or effective manner, our common stock could be delisted from NASDAQ. Any delisting could adversely affect the market liquidity of our common shares and the market price of our common shares could decrease. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets. Following the reverse stock split, any limitation on market liquidity or reduction in the price of our common shares as a result of delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the three months ended October 31, 2012, CTI purchased an aggregate of 8,675 shares of its common stock from certain of its directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by CTI are deposited in CTI’s treasury. CTI does not have a specific repurchase plan or program. The following table provides information regarding CTI’s purchases of its common stock in respect of each month during the three months ended October 31, 2012 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
August 1, 2012 – August 31, 2012	—	$—	—	—
September 1, 2012 – September 30, 2012	2,181	6.49	—	—
October 1, 2012 – October 31, 2012	6,494	6.32	—	—
Total	8,675	$6.36	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
10.1*
Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.1 of Comverse, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.2*
Transition Services Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.2 of Comverse, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.3*
Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.3 of Comverse, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.4*
Employee Matters Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.4 of Comverse, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.5*†
Comverse, Inc. 2012 Stock Incentive Compensation Plan (incorporated by reference to Appendix B to the Definitive Proxy Materials for the Registrant's Special Meeting of Shareholders held October 10, 2012 filed on September 6, 2012).

10.6*†
Comverse, Inc. 2012 Annual Performance Bonus Plan (incorporated by reference to Appendix C to the Definitive Proxy Materials for the Registrant's Special Meeting of Shareholders held October 10, 2012 filed on September 6, 2012).

10.7**†	Amended Employment Agreement, dated October 15, 2012, by and among, Comverse Technology, Inc. and Charles J. Burdick.

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

COMVERSE TECHNOLOGY, INC.

Dated: December 14, 2012	/s/ Charles J. Burdick
Charles J. Burdick Chief Executive Officer (Principal Executive Officer)

Dated: December 14, 2012	/s/ Joel E. Legon
Joel E. Legon Senior Vice President, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)